Form 10-Q
period 2000-03-31
PARTSBASE COM INC
filed 2000-05-15
CIK 1102754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q





 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________

                        Commission File Number 000-29727
--------------------------------------------------------------------------------

                               Partsbase.com, Inc.
             (Exact name of registrant as specified in its charter)

                     Texas                            76-0604158
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)



                             7171 N Federal Highway
                            Boca Raton, Florida 33487
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 443-3302
--------------------------------------------------------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                Outstanding at May 1, 2000
          Common Stock, no par value           14,808,000

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PARTSBASE.COM, INC.
                            CONDENSED BALANCE SHEETS
    (IN THOUSANDS, UNAUDITED EXCEPT FOR DECEMBER 31, 1999 BALANCE SHEET DATA)


                                                     MARCH 31,     DECEMBER 31,
                                                       2000           1999
                                                    ----------      ----------
                                    ASSETS
 Current assets:
 Cash and cash equivalents                         $   40,359        $    735
 Accounts receivable, net                                 517             298
 Prepaid expenses and other current assets                250             505
                                                    ----------      ----------
 Total current assets                                  41,126           1,538
 Property and equipment, net                            1,555           1,009
 Deferred financing costs, net                            -             1,938
 Other assets                                             226             244
                                                    ----------      ----------
 Total assets                                      $   42,907       $   4,729
                                                    ----------      ----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                  $    1,169       $     729
 Accrued expenses and other current liabilities           220             233
 Deferred revenue                                       1,983           1,264
 Convertible notes payable                                --              962
                                                    ----------      ----------
 Total current liabilities                              3,372           3,188
                                                    ----------      ----------

 Commitments and contingencies (Note 7)
 Stockholders' equity:
 Preferred Stock                                         --             1,902
 Common Stock                                            --              --
 Additional paid-in capital                            58,396          15,178
 Accumulated deficit                                  (11,341)         (7,763)
 Unearned compensation                                 (7,520)         (7,776)
                                                    ----------      ----------
 Total stockholders' equity                            39,535           1,541
                                                    ----------      ----------
 Total liabilities and stockholders' equity        $   42,907        $  4,729
                                                    ----------      ----------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PARTSBASE.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED
                                                                MARCH 31,     MARCH 31,
                                                                  2000          1999
                                                               ----------    ----------
Net revenues                                                   $      550    $       14
Cost of revenues                                                    1,395            10
                                                               ----------    ----------
Gross (loss) profit                                                  (845)            4
                                                               ----------    ----------
Operating expenses:
General and administrative                                          1,286            47
Non-cash stock
compensation                                                        1,462          --
                                                               ----------    ----------
Total operating expenses                                            2,748            47
                                                               ----------    ----------
Operating loss                                                     (3,593)          (43)
Other income                                                           16          --
                                                               ----------    ----------
Net loss                                                           (3,577)          (43)
                                                               ----------    ----------
Net loss per common share---basic and diluted                   $   (0.36)   $    (0.00)
                                                               ----------    ----------
Shares used in per share calculation---basic and diluted            9,783         9,251
                                                               ----------    ----------


              The accompanying notes are an integral part of these
                         condensed financial statements.

                               PARTSBASE.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                MARCH 31,   MARCH 31,
                                                                  2000        1999
                                                                 -------    ------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $ (3,577)   $  (43)
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                      369          1
 Recognition of unearned compensation                             1,462         -
 Noncash costs allocated from former parent                         -           11

 Changes in assets and liabilities:
 Accounts receivable, net                                          (219)        -
 Prepaid expenses and other current asset                           255         -
 Deferred charges and other assets                                   12         -
 Accounts payable                                                   440         -
 Accrued expenses and other current liabilities                     (13)        (1)
 Deferred revenue                                                   719         29
                                                                  ------     ------
 Net cash USED IN operating activities                             (552)        (3)
                                                                  ------     ------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of property and equipment                              (640)       (1)
 Web site development costs                                          (24)       -
                                                                  -------    ------
 Net cash used in investing activities                              (664)       (1)
                                                                  -------    ------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock, net                       41,455       -
 Deferred offering costs                                             (615)      -
 Paid in capital                                                      -          4
                                                                  -------    ------
 Net cash provided by financing activities                         40,840        4
                                                                  -------    ------

 Net change in cash and cash equivalents                           39,624        0
 Cash and cash equivalents at beginning of period                     735        0
                                                                  -------    ------
 Cash and cash equivalents at end of period                    $   40,359  $     0
                                                                 --------    ------

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               PARTSBASE.COM, INC.

                     Notes to Condensed Financial Statements

                                   (unaudited)

NOTE 1---THE COMPANY AND BASIS OF PRESENTATION

    PARTSBASE.COM, INC. ("PartsBase" or the "Company") PartsBase is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, perform auctions, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

    The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs").

    The accompanying unaudited condensed interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-94337) relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on March 22, 2000.

NOTE 2---INITIAL PUBLIC OFFERING

    On March 22, 2000 the Company completed its Initial Public Offering ("IPO") whereby it sold 3,500,000 shares of its common stock. Proceeds, before expenses to Partsbase, amounted to $42,315,000. As part of the IPO, the Company's Convertible Notes Payable aggregating $962,500 and 855,000 outstanding shares of Preferred Stock were converted to 481,250 and 855,000 shares, respectively of its common stock

NOTE 3---REVENUE RECOGNITION

    Revenues are recognized, net of discounts, over the period services are provided to subscribers and advertisers. The Company does not charge initial sign-up fees to new subscribers or advertisers.

NOTE 4---STOCK OPTION GRANTS

    During the three months ended March 31, 2000, the Company granted options to purchase 173,500 shares of common stock at $0.63 per share. The options were granted under the PartsBase.com, Inc. 1999 Stock Option Plan (the "Stock Option Plan"). Also during the three months ended March 31, 2000, unvested options to purchase 67,418 shares of common stock at $0.63 per share were terminated. Unearned compensation of approximately $1.2 million was charged to stockholders' equity during the period related to the issuance and termination of such options. The Company recognized approximately $1.46 million in non-cash compensation expense during the period related to options granted under the Stock Option Plan.

NOTE 5---BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month periods ended March 31, 2000 and 1999, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

NOTE 6---SEGMENT INFORMATION

    Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

    Summarized information by revenue source as excerpted from the internal management reports is as follows (in thousands):


                                           THREE MONTHS ENDED MARCH 31,
                                               2000            1999
                                            --------       --------
                Net revenues:
                  Advertising                $    54     $        -
                  Subscriptions                  496              14

                                            --------       --------
                                             $   550     $        14
                                            --------       --------


NOTE 7---COMMITMENTS AND CONTINGENCIES

    The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


NOTE 8---LEASE AGREEMENT

     During May 2000 the Company entered into a Sublease agreement for approximately 35,000 square feet of general office space, with an expiration date of October 31, 2006. As security deposit the Company has entered into an irrevocable Standby Letter of Credit in favor of the Sublessor in the amount of $500,000. From the commencement date of the sublease, expected to be June 7, 2000, through February 28, 2001 the Company is obligated to pay rent on only 25,000 square feet as defined in the Prime Lease between Sublessor and Prime Landlord. The Base Rent per square foot during this February 2001 term ranges between $12.57 and $12.94 plus Common Area Maintenance Fees. Effective March 1, 2001 the Company is obligated to pay all Minimum Annual Rent required by the Prime Lease. The following represents the Minimum Annual Rent during the term of the sublease:


            Period                        Minimum Annual Rent
            ------                        -------------------
June 7, 2000 to February 28, 2001             $232,224
March 1, 2001 to October 31, 2001             $307,695
November 1, 2001 to October 31, 2002          $475,097
November 1, 2002 to October 31, 2003          $489,365
November 1, 2003 to October 31, 2004          $503,988
November 1, 2004 to October 31, 2005          $519,326
November 1, 2005 to October 31, 2006          $535,020


NOTE 9---EMPLOYMENT AGREEMENT

         On April 25, 2000 the Company entered into an employment agreement with Mr. Andy Plyler, to become Chief Operating Officer. The employment contract is not for a specific duration or term and may be terminated by either party at any time. The agreement calls for among other benefits a base annual salary of $216,000, a monthly auto allowance of $750, relocation expense reimbursement of up to $30,000 and an option to purchase 100,000 shares of the Company's common stock at the last trade amount on April 25, 2000 which was $5.00 per share. Eighty thousand (80,000) of these options will vest pursuant to a four-year vesting schedule with the remaining twenty thousand (20,000) shares vesting upon completion of the first year of employment.

NOTE 10---RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the specific risks, uncertainties and other factors described in "Risks Related to Our Company and Our Business" below, which factors include (1) increased competition from companies with more resources and industry experience and contacts than us, (2) our history of losses, (3) our reliance on subscription revenues, (4) uncertainty as to our ability to generate revenue from additional revenue sources including transaction-based revenues, (5) our need for additional capital, (6) general economic conditions in the aviation industry and business-to-business e-commerce marketplace, and (7) broad-based acceptance of our business model in the aviation industry. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.


OVERVIEW

    PARTSBASE.COM, INC. ("PartsBase" or the "Company") PartsBase is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, perform auctions, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

    We were incorporated in Texas on April 27, 1999 and prior to such date operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs").

    On March 22, 2000 we completed our Initial Public Offering ("IPO") whereby we sold 3,500,000 shares of our common stock. Proceeds, before expenses, amounted to

$42,315,000. As part of the IPO our Convertible Notes Payable aggregating $962,500 and 855,000 outstanding shares of Preferred Stock were converted to 481,250 and 855,000 shares, respectively of our common stock


RESULTS OF OPERATIONS

NET REVENUES

    Our revenue consists of subscription fees charged to our subscribers and, to a lesser extent, banner-advertising revenue. Our net revenues for the three months ending March 31, 2000 were $550,000 which consisted of $54,000 in banner advertising revenue and $496,000 in subscription revenue, compared to net revenue of $14,000 for the three months ended March 31, 1999, which consisted of all subscription revenue.

For the quarter ended March 31, 2000, gross revenues, which represents cash received or receivable upon commencement of the subscription period, were $1,311,147 compared to $42,705 in the same quarter of the prior year. Compared to the prior quarter ended December 31, 1999, gross revenues increased 30.4%, from $1,005,551. During the quarter ended March 31, 2000, PartsBase signed up 1,178 new subscribers at an average annual subscription fee of $960. PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenue. Deferred revenue (e.g. the portion of gross revenues not yet recognized as net revenues) increased to $1,982,715 at March 31, 2000, compared to $1,263,978 as of December 31, 1999, and $51,849 in the comparable period in 1999.


                                         GROSS REVENUE BY PRODUCT LINE (000'S)

                                  THREE MONTHS ENDED                            INCREASE OVER
                            -------------------------------               -------------------------
                                03/31/99       12/31/99        03/31/00      03/31/99      12/31/99
                            --------------- --------------- ------------- -------------- -------------
   SUBSCRIPTION              $    43        $     988         $ 1,182       20,889%         19.6%
   ADVERTISING                     -               16             128                      700.0%
   AUCTION                         -                -               1
   OTHER                           -                -               -
                            --------------- --------------- ------------- -------------- -------------
   TOTAL                     $    43        $   1,005         $ 1,311       23,278%         30.4%
                            =============== =============== ============= ============== =============

Cost of Revenues

    Our cost of revenue consists of compensation for our sales and marketing personnel, telephone expenses, Web site development, a proportion of rent and office expenses and, to a lesser extent, bank and credit card processing charges. Our cost of revenue increased from $10,000 for the three months ended March 31, 1999, to $1,395,000 for the three months ended March 31, 2000. This increase is attributable to an increase in the size of our sales force from 3 at March 31, 1999 to 55 at March 31, 2000. We plan to continue to increase the size of our sales force during fiscal 2000. For the quarter ended March 31, 2000, approximately 57% of our cost of sales was comprised of variable commission expense incurred in connection with attracting new subscribers to the marketplace. These costs are incurred in the month paid while the revenue generated is pro-rated over a 12-month period. Also included in the Cost of Sales for the quarter ended Mach 31, 2000 was $253,000 in one-time initial start-up costs paid to one of our transactional software.

    Our gross profit decreased from a gross profit of $4,000 for the quarter ended March 31, 1999 to a gross loss of $845,000 for the quarter ended March 31, 2000 as a result of the factors described above.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $1,286,000, or 234% of net revenues for the three months ended March 31, 2000 as compared to $47,000, or 335% of net revenues for the three months ended March 31, 1999. General and administrative expenses consist primarily of personnel costs of $575,000, amortization of deferred financing costs, related to issue costs associated with obtaining debt through the

Company's Private Placement of $245,000, advertising costs of $228,000 and other costs totaling $238,000 consisting of professional fees, rent, utilities, supplies and other related administrative costs. The Company believes that the absolute dollar level of general and administrative expenses will increase in the second quarter of fiscal 2000 and beyond as a result of an increase in personnel as well as increased facilities expenses resulting from the Company's lease of new corporate headquarters. See Item II, Part 5 for a description of the principal terms of the proposed lease.

         In connection with the issuance of employee stock options issued prior to the company's initial public offering, we recognized noncash compensation expense of $1.46 million which has been classified as a component of operating expenses for the three months ended March 31, 2000. We did not have any noncash compensation expense for the same period of 1999. Charges resulting from these prior issuances will continue until April 2002, but will decrease in magnitude each quarter until fully amortized.


OTHER INCOME, NET

         Other income, net of expense, increased from $0 for the quarter ended March 31, 1999 to $16,000 for the quarter ended March 31, 2000. The increase is attributable to interest income of $37,000 earned primarily on the proceeds from the Company's initial public offering. This income was partially offset by interest expense related to our private placement of convertible promissory notes in June through November 1999. Our interest expense increased from $0 for the quarter ended March 31, 1999, to $16,923 for the quarter ended March 31, 2000. Prior to June 30, 1999, we did not have any debt. Other income in future periods may fluctuate as a result of fluctuations in average cash balances maintained and changes in the market rates of our investments. We expect other income to be much higher in subsequent quarters due to the net proceeds of our initial public offering.


NET LOSS

     Our net loss increased to $3.6 million for the three months ended March 31, 2000, compared to a net loss of $43,000 for the three months ended March 31, 1999. The increase in the net loss was due to the factors described above, including expenses related to our planned move to a new headquarters facility as well as to the hiring of additional personnel, particularly in sales and marketing and product development, offset in part by an increase in net interest income.


LIQUIDITY AND CAPITAL RESOURCES

  FINANCIAL CONDITION

     As of March 31, 2000, we had $40.4 million of cash and cash equivalents.

     We anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, and the scheduled build-out of our newly leased Boca Raton headquarters facilities. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that these operating expenses will be a material use of our cash resources. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of ours, which may require the use of cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.


  CASH FLOWS

     Net cash used in operating activities equaled $552,000 for the three months ended March 31, 2000, compared to $3,000 for the three months ended March 31, 1999. Cash used in operating activities for the three months ended March 31, 2000 resulted primarily from our net loss.

     Net cash used in investing activities equaled $664,000 for the three months ended March 31, 2000, compared to $1,000 for the three months ended March 31, 1999. Cash used in investing activities for the three months ended March 31, 2000 and 1999 resulted from purchases of property and equipment, including computer hardware and software.

     Net cash provided by financing activities equaled $40.8 million for the three months ended March 31, 2000, compared to $1,000 for the three months ended March 31, 1999. Cash provided by financing activities for the quarter ended March 31, 2000 consisted primarily of net proceeds received by Partsbase in connection with the issuance of common stock with respect to our IPO in March 2000. Cash provided by financing activities for the quarter ended March 31, 1999 consisted of capital provided by our former parent.


RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, ANTICIPATE CONTINUED LOSSES AND CANNOT GUARANTEE PROFITABILITY IN THE FUTURE. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2000. We may be unable to ever achieve profitability in the future. We have incurred net losses in each accounting period since we began operations in April 1996, including a net loss of $7,815,409 for the year ended December 31, 1999 and a net loss of $3.6 million for the quarter ended March 31, 2000. We expect to continue to make significant expenditures for sales and marketing, information technology and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN AND WE HAVE OPERATED OUR BUSINESS FOR ONLY A SHORT PERIOD OF TIME. Our business model is new to the aviation industry and our ability to generate revenues or profits is unproven. We have a limited operating history, which will make it difficult for you to evaluate our performance. Our prospects will be dependent upon our ability to effectively implement our business model and adapt to changes in the business-to-business e-commerce market. If our business model is not viable or if we are unable to identify and address changes in our markets, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

WE PRIMARILY RELY ON REVENUE FROM SUBSCRIPTIONS AND WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR MEMBERSHIP BASE OR ESTABLISH ADDITIONAL REVENUE SOURCES. We currently generate revenues from e-commerce customers in the aviation industry who subscribe to our service. Our success will be dependent on our ability to expand our membership base within the aviation industry. While we have experienced increases in our subscriber base, there can be no assurance that our recent growth in subscriber base can be continued. In addition, our success will depend on our ability to generate additional revenues through the introduction of a transaction-based model and/or the expansion into new markets and industries. We cannot assure you that we will be successful in any efforts to generate additional revenues.

WE RECEIVE SUBSTANTIALLY ALL OF OUR REVENUE FROM PARTICIPANTS IN THE AVIATION INDUSTRY, SO A DOWNTURN IN THE AVIATION INDUSTRY COULD DAMAGE OUR BUSINESS. We receive substantially all of our revenue from members associated with the aviation industry, and we expect these revenues will account for substantially all of our revenues for the foreseeable future. Our dependence on members associated with the aviation industry makes us vulnerable to downturns in that industry. A downturn could lead our members to reduce their level of activity on our e-marketplace and cause some to cancel their subscription.

INTENSE COMPETITIVE PRESSURES IN THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET MAY IMPEDE OUR ABILITY TO ESTABLISH A SUBSTANTIAL MARKET SHARE THAT WOULD ALLOW US TO BE PROFITABLE. The business-to-business e-commerce market is new, rapidly evolving, and intensely competitive, and we expect competition to further intensify in the future. Barriers to entry are minimal, and competitors may develop and offer services similar to ours in the future. Recent entrants into the business-to-business aviation parts market include an alliance of prominent aircraft parts manufacturers and aviation industry participants that have superior capital resources and established reputations in the industry. In addition, we expect that additional companies will offer competing e-commerce solutions in the future, and our business could be severely harmed if we are not able to compete successfully against current or future competitors. In addition, our members and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced gross margins and/or loss of market share, any of which could harm our business. Our actual and potential competitors vary in size and in the scope and breadth of the services they offer.

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

      - subscriber and advertiser demand for our solutions;

      - user traffic levels and activity on our e-marketplace;

      - seasonal fluctuations in Internet usage;

      - changes in the growth rate of Internet usage;

      - the commitment of e-commerce customers in the aviation industry who subscribe to our service;

      - the timing and amount of costs relating to the expansion of our operations;

      - changes in our pricing policies or those of our competitors;

      - the introduction of new solutions by us or our competitors;

      - costs related to acquisitions of technology or businesses; and

      - general economic and market conditions.

     Our revenues for the foreseeable future will remain dependent on user traffic levels and the commitment of e-commerce customers in the aviation industry who subscribe to our service. Such future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to continue our expansion, to upgrade and enhance our technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

     Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

IF WE FAIL TO EFFECTIVELY MANAGE OUR RAPIDLY EXPANDING OPERATIONS AND THE INCREASING USE OF OUR SERVICES, WE MAY LOSE MEMBERS OR INCUR SIGNIFICANT EXPENSES. Our success depends on effective planning and growth management. We will need to continue to improve our financial and managerial controls, reporting systems, and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations and we have grown our workforce substantially. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. If we do not successfully implement and integrate these new systems or if we fail to scale these systems to our growth, the performance of our Web site may suffer which would cause us to lose members. In addition, any failure could make us unable to operate with adequate, accurate and timely financial and operational information which could result in us incurring unnecessary and possibly damaging expenses.

BECAUSE OUR REVENUE IS DERIVED FROM PROVIDING E-MARKETPLACE ACCESS TO SUBSCRIBERS FOR AN ANNUAL SUBSCRIPTION FEE, THE CANCELLATION OR NON-RENEWAL OF THESE SUBSCRIPTIONS WOULD HURT OUR BUSINESS. We have generated substantially all of our revenues to date through member subscription fees for access to our e-marketplace. Generally, our subscription fees are paid on an annual basis, and these subscriptions may be terminated on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that our subscribers will renew these annual subscriptions. We do not have a sufficiently long history of operations to be able to predict renewal rates of our members. If our members fail to continuously renew, or if they terminate, their subscriptions, our revenues would be significantly reduced and our business could suffer dramatically. THERE IS A FINITE

NUMBER OF POTENTIAL SUBSCRIBERS AND WE MAY BE UNABLE TO DEVELOP OTHER MEANS OF GENERATING REVENUE, SO OUR GROWTH MAY BE LIMITED. A major element of our growth strategy is the expansion of our subscriber base. Our potential subscriber base is limited by the number of participants in the aviation market. Additionally, the barriers to entry which exist in the aviation market may limit the entry of additional subscribers into our e-marketplace. Accordingly, the number of potential subscribers to our e-marketplace is likely finite, in which case our revenues may be similarly limited if we cannot generate revenue through other means.

IF OUR SELLERS DO NOT PROVIDE TIMELY, PROFESSIONAL AND LAWFUL DELIVERY OF PRODUCTS TO OUR BUYERS, OUR MEMBERSHIP MAY DECREASE AND WE MAY HAVE LIABILITY. We rely on our sellers to deliver purchased parts and products to our buyers in a professional, safe and timely manner. If our sellers do not deliver the parts and products to our buyers in a professional, safe and timely manner, then our service will not meet customer expectations and our reputation and brand will be damaged. In addition, deliveries that are nonconforming, late or are not accompanied by information required by applicable laws or regulations, could expose us to liability or result in decreased adoption and use of our solution, which could have a negative effect on our business, results of operations and financial condition.

WE CANNOT GUARD AGAINST HARM TO OUR BUSINESS FROM THE FRAUDULENT ACTIVITIES OF THIRD PARTIES ON OUR WEB SITE. Our future success will depend largely upon sellers reliably delivering and accurately representing their listed products and buyers paying the agreed purchase price. We do not take responsibility for the delivery of payment or goods to any member. We have received in the past, and anticipate that we will receive in the future, communications from members who did not receive the purchase price or the products that were to be exchanged. While we can suspend the privileges of members who fail to fulfill their delivery or payment obligations, we do not currently have the ability to require sellers to deliver products or buyers to make payments. We do not compensate members who believe they have been defrauded by other members. Any negative publicity generated as a result of fraudulent or deceptive conduct by members of our e-marketplace could damage our reputation and diminish the value of our brand name. We may in the future receive requests from members for reimbursement or threats of legal action against us if no reimbursement is made. Any resulting litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business.

IF WE ARE UNABLE TO IMPLEMENT ADEQUATE MEASURES TO MAINTAIN THE VALUE OF OUR INTELLECTUAL PROPERTY AND INTERNET DOMAIN NAME, OUR ABILITY TO COMPETE MAY BE SEVERELY HARMED. As an Internet company, our current and future copyrights, service marks, trademarks, patents, trade secrets, domain name and similar intellectual property, if any, are especially vital to our success. Despite our precautions, unauthorized third parties may infringe or misappropriate our intellectual property, copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary. Any infringement or misappropriation of our intellectual property or proprietary information could make it difficult for us to compete. In addition, we currently hold various Internet Web addresses relating to our network, including the domain name "PARTSBASE.COM." If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names which could create confusion that diverts traffic away from our e-marketplace to other competing Web sites.

OTHER PARTIES MAY ASSERT CLAIMS AGAINST US THAT WE ARE INFRINGING UPON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD HARM OUR FINANCIAL CONDITION AND ABILITY TO COMPETE. We cannot be certain that our services do not infringe upon the intellectual property rights of others. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to services similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. If our services violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such services on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and for injunctions preventing us from distributing these services. Such claims could severely harm our financial condition and ability to compete.

IF WE ARE UNABLE TO LICENSE THIRD-PARTY TECHNOLOGIES OR EFFECTIVELY INTEGRATE THEM, WE MAY EXPERIENCE DELAYS IN DEVELOPMENT OR EXPANSION OF OUR BUSINESS. The e-commerce market is rapidly evolving and we have and will depend on third-party software and other technology for the effective operation of our Web site and business. We may not be able to license or renew the license for these technologies on terms favorable to us or at all. Our inability to obtain necessary third-party licenses could delay the continued development of our business and services which could result in a loss of members, slow our growth and severely harm our business. In addition, even if we are able to license needed technology, we may not be able to successfully integrate such technology into our operations which could also result in a loss of members, slow our growth and severely harm our business.


RISKS RELATED TO THE INTERNET AND E-COMMERCE INDUSTRIES

OUR GROWTH MAY BE IMPAIRED IF THE INTERNET IS UNABLE TO ACCOMMODATE GROWTH IN E-COMMERCE. Our success depends on the widespread use of and growth in the use of the Internet for retrieving, sharing and transferring information among buyers and sellers in the aviation parts market. If the Internet cannot accommodate growth in e-commerce or experiences periods of poor performance, the growth of our business may suffer. Our ability to sustain and improve our services is limited, in part, by the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion. Additionally, the possible slow adoption of the Internet as a means of commerce by businesses may harm our prospects. Even if the Internet is widely adopted as a means of commerce, the adoption of our network for procurement, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of e-commerce and online purchasing. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solution, thus impairing the growth of our member base and revenue potential.

THE SECURITY RISKS RELATED TO E-COMMERCE MAY CAUSE MEMBERS TO REDUCE THE USE OF OUR SERVICES, AND ATTEMPTING TO GUARD AGAINST THESE RISKS MAY CAUSE US TO INCUR SIGNIFICANT COSTS AND EXPENSES. A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If our members are not confident in the security of e-commerce, they may not effect transactions on our e-marketplace or renew their subscriptions, which would severely harm our business. There can be no guarantee that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms that we use to protect content and transactions on our e-marketplace or proprietary information in our databases. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could adversely affect the willingness of our members to use our services.

IF OUR SELLERS FAIL TO PROVIDE TIMELY AND ACCURATE INFORMATION, OUR MEMBERSHIP BASE AND POTENTIAL REVENUE MAY DECLINE. Our members use our service in large part because of the comprehensive breadth and accuracy of our databases. It is our responsibility to load seller product information into our database and categorize the information for search purposes. However, we are dependent on our sellers to provide us in a timely manner with accurate, complete, and current information regarding inventory. If our timely loading of this information is impaired, this could result in member dissatisfaction and a loss of members.

WE MAY NOT BE ABLE TO KEEP UP WITH TECHNOLOGICAL ADVANCEMENTS, WHICH COULD RESULT IN A LOSS OF MEMBERS AND HARM OUR ABILITY TO COMPETE. The market for Internet commerce is characterized by rapid change, evolving industry standards and the frequent introduction of new technological products and services. The introduction of new technology, products, services or standards may prove to be too difficult, costly or simply impossible to integrate into our existing systems. Moreover, innovations could render obsolete our existing or any future products and services. Our ability to remain competitive will also depend heavily upon our ability to maintain and upgrade our technology products and services. We must continue to add hardware and enhance software to accommodate any increased content and use of our Web site. If we are unable to increase the data storage and processing capacity of our systems at least in pace with the growth in demand, our Web site may fail to operate at an optimal level for unknown periods of time. As a relatively small company in the market for Internet commerce, we will be in a position of responding to technological changes rather than establishing them. Any difficulty keeping pace with technological advancements could hurt our ability to retain members and effectively compete.

BECAUSE WE DO NOT MAINTAIN A REDUNDANT SYSTEM, ANY SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR SERVICE WHICH COULD SEVERELY HARM OUR BUSINESS AND RESULT IN A LOSS OF MEMBERS. Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service depends largely on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of members. Our computer and communications systems are located in Boca Raton, Florida. Although we periodically back up our databases to tapes and store the backup tapes offsite, we have not maintained a redundant site. As a result, our systems and operations are particularly vulnerable to damage or interruption from human error, sabotage, fire, flood, hurricane, power loss, telecommunications or equipment failure, and similar events. We cannot assure you that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access which have prevented members from accessing our e-marketplace and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure, and therefore the occurrence of any system failure or similar event could harm our business dramatically.

DEFECTS IN THE COMPLEX SOFTWARE ON WHICH OUR SERVICES DEPEND COULD CAUSE SERVICE INTERRUPTIONS THAT COULD DAMAGE OUR REPUTATION AND HARM OUR BUSINESS. Unlike many traditional suppliers and distributors of aviation parts, we are wholly dependent on the error-free functioning of our Web site and its associated software. Our e-marketplace depends on complex software developed internally and by third parties. Moreover, we are relying on third-party software to implement our transaction-based model, which software has not yet been integrated into our system. Software often contains defects, particularly when first introduced or when new versions are released. Our testing procedures may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance, or divert our development resources, any of which could severely harm our business, financial condition, and results of operations.

WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR AIRCRAFT PRODUCTS SOLD OVER THE INTERNET. We could be exposed to liability with respect to third-party information that may be accessible through our Web site. If any third-party content information provided on our Web site contains errors, consumers potentially could make claims against us for losses incurred in reliance on that information. In addition, because defective aviation products can result in substantial losses of property or life, we have a relatively greater risk of being exposed to product liability claims arising out of or relating to aviation parts and products sold through our Web site, which could result in us incurring substantial defense costs and, if successful, liability, either of which could severely harm our business. We currently carry no policies which would insure us against product liability claims.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR INVESTMENTS. We may acquire or make investments in complementary businesses, products, services or technologies. From time to time we may have discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

FUTURE GROWTH OF OUR OPERATIONS MAY MAKE ADDITIONAL CAPITAL OR FINANCING NECESSARY. We anticipate that we have sufficient working capital to meet our working capital needs for at least the next 12 months.
However, we may need to raise additional funds in the future in order to:

- finance unanticipated working capital requirements;
- develop or enhance existing services or products;
- fund costs associated with strategic marketing alliances;
- respond to competitive pressures; and
- acquire complementary businesses, technologies, content or products.

We cannot be certain that we will be able to obtain needed funds on favorable terms, if at all. If we decide to raise funds by issuing additional equity securities, investors in our common stock may experience additional dilution.

WE MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS TO EFFECTIVELY OPERATE OUR BUSINESS WHICH COULD DAMAGE OUR COMPETITIVE POSITION. In the rapidly evolving and highly competitive e-commerce industry, our future prospects will depend heavily on our ability to take advantage of new business opportunities and respond to technological developments. There can be no assurances that we will have sufficient capital resources to respond to business opportunities, technological advancements and competitive pressures. A lack of capital resources could seriously damage our competitive position and prospects.

YOU MAY EXPERIENCE SIGNIFICANT VOLATILITY IN THE MARKET VALUE OF YOUR SHARES AND MAY BE UNABLE TO SELL OUR STOCK ON TERMS FAVORABLE TO YOU. Because we have limited tangible or other assets and no history of profitability, it will be difficult for investors in the public market to determine the intrinsic value of our shares. In addition, our initial market capitalization and public float is small relative to other public companies in the business-to-business e-commerce or other sectors. As a result, the price at which our common stock trades may be more volatile than those of other public companies and, as a result, it may be more difficult for you to sell our stock on terms favorable to you. In addition, any significant volatility in the market price of our common stock could result in the initiation of securities class action litigation which could divert our management and financial resources from more productive uses.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR EXISTING STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE. We have 14,087,500 shares of common stock outstanding. Of these shares, the 3,500,000 shares are freely tradable without restrictions under the Securities Act of 1933, except for any shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. All or substantially all of the remainder of our outstanding shares are eligible for resale in public market commencing in September 2000. The market price of our common stock could drop due to the sales of a large number of shares of our common stock or the perception that sales could occur.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to interest rate risk with respect to the investment of the unused portion of the proceeds of our initial public offering. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, at March 31, 2000, we maintained our portfolio of cash equivalents in money market funds. Our investment policy is focused on ensuring that we have liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. Dollars. Specific instruments approved for inclusion in the portfolio are limited to: Obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposits and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

     The following table presents the amounts of our cash equivalents that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000.


(000's)                                              2000        2001      Total     Fair Value
----------------------------------------------     --------    -------    -------    ----------
Cash equivalents..............................        $ 40.4        --      $ 40.4      $ 40.4
Average interest rates........................          5.9%        --



We did not hold derivative financial instruments as of March 31, 2000 and have not held such instruments in the past.


PART II---OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company could be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

    The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


ITEM 2.  CHANGES IN SECURITIES

    The Company's registration statement on Form S-1 (Registration No. 333-94337) under the Securities Act of 1933, as amended, for its initial public offering (the "Offering") became effective on March 20, 2000. The offering commenced on March 22, 2000. On March 27, 2000 the offering terminated upon completion of the sale of 3,500,000 shares of the Company's Common Stock, no par value, pursuant to the terms of an Underwriting Agreement dated as of March 22, 2000 between the Company and the underwriters identified in the Underwriting Agreement. The managing underwriters of the offering were Roth Capital Partners and Pennsylvania Merchant Group, as representatives of the several underwriters (collectively, the "Underwriters").

         The 3,500,000 shares of Common Stock registered for sale by the Company under the Registration Statement were sold at a price of $13.00 per share for an aggregate offering price of $45.5 million. In connection with the Offering, the Company paid $3,185,000 in underwriting discounts and commissions to the Underwriters. In addition, the Company incurred approximately $1.8 million of additional expenses consisting of a $910,000 non-accountable expense allowance payable to the managing underwriters, as well as an additional approximately $890,000 in other expenses payable to third parties (including filing fees, legal expenses, expenses incurred in connection with road show presentations and other meetings, accounting expenses and printing and mailing costs). Net proceeds to the Company from the offering were approximately $40,515,000.

         As of March 31, 2000, the Company has used the net offering proceeds for the purchase of temporary investments consisting of cash and cash equivalents. The Company expects to use the proceeds for the expansion of its sales and marketing operations, for enhancements to its network infrastructure and to develop further its business service offerings. The balance of the proceeds will be used for working capital, general corporate purposes (including expenses relating to the Company's lease of new corporate headquarters - See
Part II, Item 5 below) and potential acquisitions. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5.  OTHER INFORMATION

    NEW LEASE OF HEADQUARTERS. During May 2000 the Company entered into a Sublease agreement for approximately 35,000 square feet of general office space, with an expiration date of October 31, 2006. As security deposit the Company has entered into an irrevocable Standby Letter of Credit in favor of the Sublessor in the amount of $500,000. From the commencement date of the sublease, expected to be June 7, 2000, through February 28, 2001 the Company is obligated to pay rent on only 25,000 square feet as defined in the Prime Lease between Sublessor and Prime Landlord. The Base Rent per square foot during this February 2001 term ranges between $12.57 and $12.94 plus Common Area Maintenance Fees. Effective March 1, 2001 the Company is obligated to pay all Minimum Annual Rent required by the Prime Lease. The following represents the Minimum Annual Rent during the term of the sublease:


           Period                        Minimum Annual Rent
           ------                        -------------------
June 7, 2000 to February 28, 2001             $232,224
March 1, 2001 to October 31, 2001             $307,695
November 1, 2001 to October 31, 2002          $475,097
November 1, 2002 to October 31, 2003          $489,365
November 1, 2003 to October 31, 2004          $503,988
November 1, 2004 to October 31, 2005          $519,326
November 1, 2005 to October 31, 2006          $535,020

         EMPLOYMENT OF CHIEF OPERATING OFFICER. On April 25, 2000 the Company entered into an employment agreement with Mr. Andy Plyler, to become Chief Operating Officer. The employment contract is not for a specific duration or term and may be terminated by either party at any time. The agreement calls for among other benefits a base annual salary of $216,000, a monthly auto allowance of $750, relocation expense reimbursement of up to $30,000 and an option to purchase 100,000 shares of the Company's common stock at the last trade amount on April 25, 2000 which was $5.00 per share. Eighty thousand (80,000) of these options will vest pursuant to a four-year vesting schedule with the remaining twenty thousand (20,000) shares vesting upon completion of the first year of employment. Mr. Plyler replaces Steven Spencer as Chief Operating Officer. Mr. Spencer remains a director of the Company and has been appointed
Vice President - Investor Relations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits


EXHIBIT NO.                                 DOCUMENT NAME
-----------                                 -------------

       27                                   Financial Data Schedule

Reports on Form 8-K.

None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PARTSBASE.COM, INC.



Dated: May 15, 2000        By: /s/ROBERT A. HAMMOND, JR.
                               ----------------------------------
                               Chief Executive Officer



                           By: /s/MICHAEL SIEGEL
                               ----------------------------------
                               Chief Financial Officer (principal accounting officer)