Form 10-Q
period 2000-06-30
PARTSBASE COM INC
filed 2000-08-14
CIK 1102754

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to ____________

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

                              621 N.W. 53rd Street
                         Boca Raton, Florida 33487-8233
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 561.953.0700
--------------------------------------------------------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

THE REGISTRANT HAD AN AGGREGATE OF 14,087,500 SHARES OF ITS COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON AUGUST 11, 2000.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PARTSBASE.COM, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                    June 30, 2000   December 31,
                                                     (unaudited)        1999
                                                    -------------   ------------
Current assets:
Cash and cash equivalents                                $ 31,754      $    735
Accounts receivable, net                                      610           298
Prepaid expenses and other current assets                     981           505
Marketable securities                                       4,660            --
                                                         --------      --------
 Total current assets                                      38,005         1,538
Property and equipment, net                                 2,048         1,009
Deferred financing costs, net                                  --         1,938
Other assets                                                1,222           244
                                                         --------      --------
 Total assets                                            $ 41,275      $  4,729
                                                         ========      ========

Current liabilities:
Accounts payable                                         $    743      $    729
Accrued expenses and other current liabilities                126           233
Deferred revenue                                            2,324         1,264
Convertible notes payable                                      --           962
                                                         --------      --------
 Total current liabilities                                  3,193         3,188

Other liabilities                                              12            --

Stockholders' equity:
Preferred stock                                                --         1,902
Common stock                                                   --            --
Additional paid-in capital                                 57,639        15,178
Treasury stock                                                 (1)           --
Accumulated deficit                                       (13,870)       (7,763)
Unearned compensation                                      (5,698)       (7,776)
                                                         --------      --------
 Total stockholders' equity                                38,070         1,541
                                                         --------      --------
  Total liabilities and stockholders' equity             $ 41,275      $  4,729
                                                         ========      ========


    The accompanying notes are an integral part of these condensed financial statements.

                               PARTSBASE.COM, INC.
                        Condensed Statements of Operation
               (unaudited, in thousands except per share amounts)

                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                         ------------------   ------------------
                                           2000      1999       2000      1999
                                         -------    ------    -------    ------
Net revenues                                 935        23      1,484        36
Cost of revenues                             948        64      2,206        73
                                         -------    ------    -------    ------
Gross loss                                   (13)      (41)      (722)      (37)
                                         -------    ------    -------    ------

Operating expenses:

General and administrative expenses        2,101        96      3,523       142
Non-cash compensation expense              1,017        --      2,479        --
                                         -------    ------    -------    ------
Total operating expenses                   3,118        96      6,002       142
                                         -------    ------    -------    ------

Operating loss                            (3,131)     (137)    (6,724)     (179)
Other income, net                            600        --        617        --
                                         -------    ------    -------    ------
Net loss                                  (2,531)     (137)    (6,107)     (179)
                                         =======    ======    =======    ======
Basic and diluted net loss per share     ($ 0.18)   ($0.01)   ($ 0.51)   ($0.02)
Weighted average of common shares
 outstanding                              14,088     9,251     11,909     9,251
                                         =======    ======    =======    ======

    The accompanying notes are an integral part of these condensed financial statements.

                               PARTSBASE.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                              -----------------
                                                               2000       1999
                                                             --------    ------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                                    $ (6,107)    $(179)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
   operating activities:
 Depreciation and amortization                                    529         2
 Recognition of unearned compensation                           2,479        --
 Noncash costs allocated from parent                               --        15

 Changes in assets and liabilities:
 Accounts receivable, net                                        (312)      (31)
 Prepaid expenses and other current assets                       (470)      (30)
 Deferred charges and other assets                                (10)       (7)
 Accounts payable                                                  14        --
 Accrued expenses and other current liabilities                   (94)       54
 Due to/from related parties                                       --        90
 Deferred revenue                                               1,060        93
                                                             --------     -----
 Net cash (used in) provided by operating activities           (2,911)        7
                                                             --------     -----
 CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of marketable securities                             (5,664)       --
 Acquisition of property and equipment                         (1,262)      (40)
 Web site development costs                                       (24)      (37)
                                                             --------     -----
 Net cash used in investing activities                         (6,950)      (77)
                                                             --------     -----
 CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Issuance of convertible notes                                     --       113
 Proceeds from issuance of common stock, net                   41,881        --
 Deferred offering costs                                           --       (12)
 Purchase of treasury stock                                        (1)       --
 Paid in capital                                                   --         8
                                                             --------     -----

 Net cash provided by financing activities                     40,880       109
                                                             --------     -----


 Net increase in cash and cash equivalents                     31,019        39
 Cash and cash equivalents at beginning of period                 735         0
                                                             --------     -----

 Cash and cash equivalents at beginning of period            $ 31,754     $  39
                                                             ========     =====


    The accompanying notes are an integral part of these condensed financial statements.

                               PARTSBASE.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

The Company and Basis of Presentation

     PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, perform auctions, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs").

     The accompanying unaudited condensed interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Initial Public Offering

     On March 22, 2000 the Company completed its initial public offering ("IPO") whereby it sold 3,500,000 shares of its common stock. The Company derived $40,881,000 in net proceeds from the IPO. As part of the IPO, the Company's Convertible Notes Payable aggregating $962,500 and 855,000 outstanding shares of the Company's Preferred Stock were converted to 481,250 and 855,000 shares, respectively, of its common stock.

Revenue Recognition

     Revenues are recognized, net of discounts, over the period services are provided to subscribers and advertisers.

Cash and Cash Equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

     The Company's investments in U.S. government and corporate debt securities, whose maturities are typically one year or less, are held to maturity and valued at amortized cost, which approximates fair value. Investments in such securities are summarized as follows at June 30, 2000:

                               Fair      Gross Unreal   Gross Unreal  Amortized
                               Value     Holding Gain   Holding Loss    Cost
                               -----     ------------   ------------    ----
Current:
U.S. government agencies     1,498,000          --           --       1,498,000
Corporate debt securities    3,167,000       5,000           --       3,162,000
                             ---------       -----          ----      ---------
 Totals                      4,665,000       5,000           --       4,660,000
                             =========       =====          ====      =========


Non-Current:
Corporate debt securities    1,006,000       2,000           --       1,004,000
                             ---------       -----          ----      ---------
 Totals                      1,006,000       2,000           --       1,004,000
                             =========       =====          ====      =========

Basic and Diluted Net Loss per Share

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month periods ended June 30, 2000 and 1999, common share equivalents are not included in the computation of diluted net loss per share since inclusion of such shares would be anti-dilutive.

Segment Information

     Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from the internal management reports is as follows (in thousands):

                         Three Months Ended            Six Months Ended
                              June 30,                      June 30,
                         ------------------            ------------------
                          2000       1999              2000       1999
                          ----       ----              ----       ----
Net revenues:
Advertising                 27         --               102         --
Subscriptions              891         23             1,365         36
Auction                     17         --                17         --
                           ---         --             -----         --
Total                      935         23             1,484         36
                           ===         ==             =====         ==

Commitments and Contingencies

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is party to a Content License and Reseller Agreement ("the Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS Content ("Content Access Services") to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 monthly during the term of the Agreement.

Lease Agreement

     During May 2000 the Company entered into a Sublease Agreement with an unaffiliated third party for 35,668 square feet of general office space. The Sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has entered into an irrevocable Standby Letter of Credit in favor of the Sublessor in the amount of $500,000. From the commencement date of the sublease through February 28, 2001 the Company is obligated to pay rent on only 25,000 square feet as defined in the Prime Lease between Sublessor and Prime Landlord. The Base Rent per square foot during this February 2001 term ranges between $12.57 and $12.94 plus Common Area Maintenance Fees. Effective March 1, 2001 the Company is obligated to pay all Minimum Annual Rent required by the Prime Lease. The following represents the Minimum Annual Rent during the term of the sublease:

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below as Exhibit
99.1 under the caption "Safe Harbor Compliance Statement" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

     PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, perform auctions, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs").

Results of Operations

Net Revenues

    Net revenue consists of subscription fees charged to subscribers and, to a lesser extent, banner-advertising revenue. Net revenues were $935,000 and $1,485,000 for the second quarter and first half of 2000, respectively, and $23,000 and $36,000 for the second quarter and first half of 1999, respectively, which represent increases of 4,053% and 4,022% in 2000 over corresponding periods in 1999. During the second quarter and first half of 2000, PartsBase signed up 887 and 2,115 new subscribers at an average subscription fee of $1,225 and $1,074, respectively. The average new subscriber fee increased during the second quarter due to PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data. At June 30, 2000, PartsBase had 4,067 fee paying subscribers and 2,557 suppliers listing approximately 27 million line items of inventory. PartsBase had less than 300 paying subscribers as of June 30, 1999, and, consequently, subscription renewals during the first half of 2000 have been minimal.

    For the second quarter and first half of 2000 and 1999, gross revenues, which represents cash received or receivable from subscriptions, were $1,303,000 and $2,614,000, respectively, and $86,000 and $129,000, respectively, which represent increases of 1,410% and 1,926% for 2000 over the corresponding periods in 1999.

    PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Therefore, as PartsBase continues to add customers to its subscriber base, the amount of deferred revenue, to be recognized over the related subscription period, will increase. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenue. Deferred revenue increased to $2,324,000 at June 30, 2000, compared to $1,983,000 as of March 31, 2000, and $116,000 at June 30,
1999, and $52,000 at March 31, 1999. The following table sets forth gross revenue by product line for the three month periods ended December 31, 1999, March 31,2000, and June 30, 2000 as well as sequential quarter-on-quarter revenue growth for the first two quarters of the year 2000:

                      Gross Revenue by Product Line (000's)
                                   THREE MONTHS ENDED         SEQUENTIAL GROWTH
                             ------------------------------   -----------------
                             12/31/99   03/31/00   06/30/00   1ST QTR   2ND QTR
                             --------   --------   --------   -------   -------
Subscription                  $  988     $1,182     $1,191      19.6%      0.1%
Advertising                       16        128         95     700.0%    (25.8%)
Auction                           --          1         17        --        --
                              ------     ------     ------     -----      ----
Total                         $1,004     $1,311     $1,303      30.6%     (0.0%)
                              ======     ======     ======     =====      ====

Cost of Revenues

     Cost of revenues consists of compensation for our sales, marketing, and technology personnel, telephone expenses, Web site development, and a proportion of rent and office expenses. Cost of revenues were $948,000 and $2,206,000 for the second quarter and first half of 2000, respectively, and $64,000 and $73,000 for the second quarter and first half of 1999, respectively. As a percent of sales, costs of revenues were 101.3% and 148.6% for the second quarter and first half of 2000, respectively, and 283.8% and 203.9% for the second quarter and first half of 1999, respectively. Sales commissions to our salespeople and managers typically average between 30%-50% for new subscriptions. Renewals are typically handled by a salaried renewal department. Approximately 44% and 47% of our cost of revenues for the second quarter and first half of 2000 relates to variable commission expense in registering new subscribers for the PartsBase marketplace. These costs are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. In the second quarter of 2000, approximately $154,000 in sales related salary costs incurred in the first quarter of 2000 were reclassified from cost of revenues to selling, general, and administrative expenses to better reflect a change made in the second quarter to more accurately categorize the responsibilities performed by specific personnel. Also included in the cost of revenues for the first half of 2000 is a one-time non-recurring initial start-up cost paid to one of our transactional software vendors in the amount of $253,000. At June 30, 2000, PartsBase employed 86 in sales and 17 in information technology positions.

General and Administrative Expenses

     General and administrative expenses were $2,101,000 and $3,523,000, or 224.7% and 237.4% of net revenues, for the second quarter and first half of 2000, respectively, and $96,000 and $142,000, or 417.4% and 394.4% of net
revenues, for the second quarter and first half of 1999, respectively. General and administrative expenses consists primarily of personnel costs of $1,056,000 and $1,784,000, amortization of deferred financing costs, related to issue costs associated with obtaining debt through the Company's Private Placement, of $0 and $245,000, advertising costs of $236,000 and $464,000, and other costs totaling $809,000 and $1,030,000 consisting of professional fees, rent, utilities, supplies and other related administrative costs, for the second quarter and first half of 2000, respectively. At June 30, 2000, PartsBase employed 30 in administrative and executive management positions.

     In connection with the issuance of employee stock options issued prior to the IPO, noncash compensation expense of $1,017,000 and $2,479,000 was recorded and is classified as a component of operating expenses for the second quarter and first half of 2000, respectively. There was no noncash compensation expense recorded for the comparable period of 1999. These charges will continue, but will decrease in magnitude each quarter until finally amortized by April 2002.

Other Income, Net

     Other income, net was $600,000 and $617,000 for the second quarter and first half of 2000, respectively, compared to $0 and $0 for the second quarter and first half of 1999, respectively. The significant increase in other income, net is attributable to interest income earned primarily on the proceeds from the IPO. This income was partially offset by interest expense related to the issuance of convertible notes as part of our private placement from June 1999 through November 1999.

Net Loss

     As a result of the foregoing, the net loss increased to $2,531,000 and $6,107,000 for the second quarter and first half of 2000, respectively, compared to $137,000 and $179,000 for the second quarter and first half of 1999, respectively.

Liquidity and Capital Resources

Financial Condition

     As of June 30, 2000, the Company had $31,754,000 of cash and cash equivalents, $5,644,000 of marketable securities, and $34,812,000 of working capital.

     The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies that are complementary to those of the Company's, which may require the use of cash. The Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

     Net cash used in operating activities totaled $2,911,000 for the first half of 2000, compared to cash provided from operating activities of $7,000 for the first half of 1999. The increase of $2,918,000 in cash used in operating activities for the first half of 2000 was primarily the result of increased expenditures for sales and marketing, information technology, and general and administrative expenses to coincide with the Company's expansion.

     Net cash used in investing activities totaled $6,950,000 for the first half of 2000, compared to $77,000 for the first half of 1999. The increase of $6,873,000 in cash used in investing activities for the first half of 2000 was primarily the result of the purchase of marketable securities totaling $5,664,000 and an increase of $1,222,000 in expenditures resulting from purchases of property and equipment for the new facility, including computer hardware and software for the ramp-up of the sales staff.

     Net cash provided by financing activities totaled $40,880,000 for the first half of 2000, compared to $107,000 for the first half of 1999. The increase of $40,771,000 for the first half of 2000 is primarily the result of net proceeds received by PartsBase in connection with the issuance of common stock related to the Company's IPO.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2000, PartsBase's portfolio consisted of investments in institutional money market funds, government paper, and A rated or higher corporate bonds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. Dollars. Specific instruments approved for inclusion in the portfolio are limited to: Obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as Bankers' acceptances and Certificates of deposits and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

     The Company intends to hold its investments until maturity, however, it is exposed to the impact of interest rate changes and change in the market values of its investments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Foreign Exchange Risk

     The Company has minimal exposure to foreign exchange risk as all of its sales to customers outside of the United States are collected in U.S. dollars.

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

    None

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

     See Index to Exhibits. The Exhibits listed in the Index to Exhibits are filed or incorporated by reference as part of this report. There were no filings on Form 8-K.

                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 2000               /s/ ROBERT A.HAMMOND, JR.
                                     -------------------------
                                     ROBERT A. HAMMOND, JR.
                                     President,Chief Executive Officer,
                                     And Chairman
                                    (Principal Executive Officer)



Date:  August 14, 2000               /s/ MICHAEL W. SIEGEL
                                     ---------------------
                                     MICHAEL W. SIEGEL
                                     Chief Financial Officer
                                    (Principal Financial Accounting Officer)

PARTSBASE.COM, INC.

                         Index to Exhibits

Title                                                        Exhibit No.
-----                                                        -----------

Sublease Agreement dated April 2000 between
Alamo Rent-A-Car LLC and the Company                          10.13

Content License and Reseller Agreement between
USA Information Systems, Inc. and the Company                 10.14

Financial Data Schedule                                        27.1

Safe Harbor Compliance Statement                               99.1