Form 10-Q
period 2000-09-30
PARTSBASE COM INC
filed 2000-11-14
CIK 1102754

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
------------------------------------------------------------------------------


                                    FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                to
                                      --------------     --------------

                             Commission File Number
------------------------------------------------------------------------------

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

        Registrant's telephone number, including area code: 561.953.0700
------------------------------------------------------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had an aggregate of 14,308,592 shares of its common stock, no par value, outstanding as of the close of business on November 14, 2000.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PARTSBASE.COM, INC.
                            Condensed Balance Sheets
                                 (in thousands)


                                                     September 30, 2000
                                                        (unaudited)      December 31, 1999
                                                     ------------------- ------------------
Current assets:
Cash and cash equivalents                              $     27,624          $        735
Accounts receivable, net                                      1,016                   298
Prepaid expenses and other current assets                       907                   505
Marketable securities                                         6,192                    --
                                                       ------------          ------------
 Total current assets                                        35,739                 1,538

Property and equipment, net                                   2,528                 1,009
Deferred financing costs, net                                    --                 1,938
Other assets                                                  1,019                   244
                                                       ------------          ------------
 Total assets                                          $     39,286          $      4,729
                                                       ============          ============

Current liabilities:
Accounts payable                                       $        592          $        729
Accrued expenses and other current liabilities                  547                   233
Deferred revenue                                              2,743                 1,264
Convertible notes payable                                        --                   962
                                                       ------------          ------------
 Total current liabilities                                    3,882                 3,188

Other liabilities                                                45                    --

Stockholders' equity:
Preferred stock                                                  --                 1,902
Common stock, no par                                             --                    --
Additional paid-in capital                                   55,174                15,178
Treasury stock, at cost                                          (3)                   --
Accumulated deficit                                         (17,211)               (7,763)
Unearned compensation                                        (2,601)               (7,776)
                                                       ------------          ------------
 Total stockholders' equity                                  35,359                 1,541
                                                       ------------          ------------
  Total liabilities and stockholders' equity           $     39,286          $      4,729
                                                       ============          ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PARTSBASE.COM, INC.
                        Condensed Statements of Operation
               (unaudited, in thousands except per share amounts)



                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                             -----------------------          -----------------------
                                               2000            1999             2000            1999
                                             -------          ------          -------          ------
Net revenues                                   1,228              85            2,712             121
Cost of revenues                               1,662             512            3,868             585
                                             -------          ------          -------          ------
Gross loss                                      (434)           (427)          (1,156)           (464)
                                             -------          ------          -------          ------

Operating expenses:
General and administrative expenses            2,886             374            6,409             516
Stock-based compensation expense                 613             579            3,092             579
                                             -------          ------          -------          ------
Total operating expenses                       3,499             953            9,501           1,095
                                             -------          ------          -------          ------

Operating loss                                (3,933)         (1,380)         (10,657)         (1,559)
Other income (expense), net                      592            (798)           1,209            (798)
                                             -------          ------          -------          ------
Net loss                                      (3,341)         (2,178)          (9,448)         (2,357)
                                             =======          ======          =======          ======
Basic and diluted net loss per share         ($ 0.24)         ($0.24)         ($ 0.75)         ($0.25)
Weighted average of common shares
 outstanding                                  14,094           9,251           12,642           9,251
                                             =======          ======          =======          ======


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PARTSBASE.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)



                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                        2000            1999
                                                      --------         -------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                              $ (9,448)        $(2,357)
Adjustments to reconcile net loss to
 net cash used in operating
  activities:
Depreciation and amortization                              590             116
Loss on property disposals                                  --               1
Recognition of unearned compensation                     3,092             579
Noncash interest on convertible notes                       --             788
Noncash costs allocated from parent                         --              15

Changes in assets and liabilities:
Accounts receivable, net                                  (718)           (116)
Prepaid expenses and other current assets                 (402)            (41)
Deferred charges and other assets                          (37)             (9)
Accounts payable                                          (137)             97
Accrued expenses and other current liabilities             314              73
Deferred revenue                                         1,478             502
                                                      --------         -------
   Net cash used in operating activities                (5,268)           (352)
                                                      --------         -------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of marketable securities                       (7,040)             --
Acquisition of property and equipment                   (1,689)           (137)
Web site development costs                                 (24)           (104)
                                                      --------         -------

Net cash used in investing Activities                   (8,753)           (241)
                                                      --------         -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of convertible notes                               --             900
Debt issue costs                                            --            (138)
Advances from shareholders                                  --             (81)
Proceeds from issuance of common stock, net             40,881              --
Purchase of treasury stock                                  (3)             --
Paid-in capital                                             32               8
                                                      --------         -------
Net cash provided by financing Activities               40,910             851
                                                      --------         -------
Net change in cash and cash equivalents                 26,889             258
 Cash and cash equivalents at beginning of period          735               0
                                                      --------         -------
 Cash and cash equivalents at end of period            $27,624           $ 258
                                                      ========         =======


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PARTSBASE.COM, INC.

                    Notes to Condensed Financial Statements
                                  (unaudited)

The Company and Basis of Presentation

    PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, list products, services and catalogs, perform PowerBuy's(TM), a demand aggregation service, hold auctions for slow moving and excess inventory, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

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

Initial Public Offering

     On March 22, 2000 the Company completed its initial public offering ("IPO") whereby it sold 3,500,000 shares of its no par common stock. The Company derived $40,881,000 in net proceeds from the IPO. As part of the IPO, the Company's Convertible Notes Payable aggregating $962,500 and 855,000 outstanding shares of the Company's Preferred Stock were converted to 481,250 and 855,000 shares, respectively, of its common stock.

Revenue Recognition

     PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Gross revenue represents total subscription, advertising and auction sales made during the quarter, of which a portion is deferred and recognized as earned. Net revenue represents that portion of gross revenue that was earned during the period presented. Therefore, during quarters with large gross revenue growth, gross margins will be negatively impacted due to the effect of sales commissions being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term.

Cash, Cash Equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

     The Company's investments in U.S. government and corporate debt securities, whose maturities are typically one year or less, are held to maturity and valued at amortized cost. Investments in securities are summarized as follows at September 30, 2000:

                                    FAIR     GROSS UNREAL   GROSS UNREAL    AMORTIZED
                                   VALUE     HOLDING GAIN   HOLDING LOSS      COST
                                   -------   ------------   ------------    ---------
Current:
U.S. government agencies       $1,649,000      $18,000      $    --       $1,631,000
Corporate debt securities       4,564,000        3,000           --        4,561,000
                                ---------       ------       ------        ---------
 Totals                         6,213,000       21,000           --        6,192,000
                                =========       ======       ======        =========
Non-Current:
Corporate debt securities      $  847,000      $    --      $(1,000)      $  848,000
                                ---------       ------       ------        ---------
 Totals                        $  847,000      $    --      $(1,000)      $  848,000
                                =========       ======       ======        =========

Non-current marketable securities are classified as Other Assets for financial statement presentation.

Basic and Diluted Net Loss per Share

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine month periods ended September 30, 2000 and 1999, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Segment Information

      Based on the criteria established by the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from internal management reports is as follows (in thousands):

                       Three Months Ended          Nine Months Ended
                          September 30,              September 30,
                       -----------------          ------------------
                        2000        1999           2000         1999
                       -----       -----          -----          ---
Net revenues:
Advertising          $    39       $  --         $  141        $  --
Subscriptions          1,169          85          2,534          121
Auction                   20          --             37           --
                       -----          --          -----          ---
Total                $ 1,228       $  85         $2,712        $ 121
                       =====          ==          =====          ===


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

Lease Agreement

     During May 2000 the Company entered into a Sublease Agreement with an unaffiliated third party for 35,668 square feet of general office space. The Sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has entered into an irrevocable Standby Letter of Credit in favor of the Sublessor in the amount of

     $500,000. From the commencement date of the sublease through February 28, 2001 the Company is obligated to pay rent on only 25,000 square feet as defined in the Prime Lease between Sublessor and Prime Landlord. The Base Rent per square foot during this term ranges between $12.57 and $12.94 plus Common Area Maintenance Fees. Effective March 1, 2001 the Company is obligated to pay all Minimum Annual Rent required by the Prime Lease. The following represents the Minimum Annual Rent during the term of the sublease:

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


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

Overview

    PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, used and overhauled aviation parts, list products, services and catalogs, perform PowerBuy's(TM), a demand aggregation service, hold auctions for slow moving and excess inventory, look for a job or employee, and sell aircraft in an efficient, competitive, and cost-effective manner.

    The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs").

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising revenue. Net revenues were $1,228,000 and $2,712,000 for the third quarter and first nine months of 2000, respectively, and $85,000 and $121,000 for the third quarter and first nine months of 1999, respectively, which represent increases of 1,345% and 2,141% in 2000 over corresponding periods in 1999. During the third quarter and first nine months of 2000, PartsBase signed up 527 and 2,642 new subscribers at an average subscription fee of $1,780 and $1,345, respectively. The average new subscriber fee increased during the third quarter due to PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data. In addition, during the third quarter of 2000, 519 members renewed their subscriptions for another year at an average renewal fee of $1,390. At September 30, 2000, PartsBase had 4,594 paying subscribers and 2,603 suppliers listing approximately 26 million line items of inventory.

     For the third quarter and first nine months of 2000 and 1999, gross revenues were $1,660,000 and $4,274,000, respectively, and $546,000 and $661,000, respectively, which represent increases of 204% and 615% for 2000 over the corresponding periods in 1999.

     PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the quarter, of which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues that was earned during the quarter. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues.

     The following table sets forth gross revenue by product line for the three month periods ended March 31,2000, June 30, 2000, and September 30, 2000 as well as sequential quarter-on-quarter revenue growth for the second and third quarters of the year 2000:

                      Gross Revenue by Product Line (000's)

                           THREE MONTHS ENDED                SEQUENTIAL GROWTH
                   ----------------------------------     --------------------
                   03/31/00      06/3/00     09/30/00     2ND QTR     3RD QTR
                   --------      -------     --------     -------     --------

Subscription        $1,182        $1,191      $1,607          0.1%       34.9%
Advertising            128            95          48         (25.8)%     (49.5)%
Auction                  1            17           5           --          --
                    ------        ------      ------         ----        ----
Total               $1,311        $1,303      $1,660          0.0%       27.4%
                    ======        ======      ======         ====        ====


     Deferred revenue increased to $2,743,00 at September 30, 2000, compared to $2,324,000 as of June 30, 2000, and $525,000 at September 30, 1999, and $116,000
at June 30, 1999.

Cost of Revenues

     Cost of revenues consists of compensation for our sales and marketing personnel, telephone expenses, Web site development, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Cost of revenues were $1,662,000 and $3,868,000 for the third quarter and first nine months of 2000, respectively, and $512,000 and $585,000 for the third quarter and first nine months of 1999, respectively. As a percent of sales, costs of revenues were 135% and 143% for the third quarter and first nine months of 2000, respectively, and 602% and 484% for the third quarter and first nine months of 1999, respectively. Sales salaries and commissions to our salespeople and managers typically average between 30%-50% for new subscriptions and 17% for renewals. Approximately 43% and 47% of our cost of revenues for the third quarter and first nine months of 2000 relates to variable commission expense in registering new subscribers and renewals for the PartsBase marketplace. These costs are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with large gross revenue growth, gross margins will be negatively impacted due to the effect of sales commissions being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term. At September 30, 2000, PartsBase employed 130 persons in sales and 21 persons in information technology positions.

General and Administrative Expenses

     General and administrative expenses were $2,886,000 and $6,409,000, or 235% and 236% of net revenues, for the third quarter and first nine months of 2000, respectively, and $374,000 and $516,000, or 440% and 426% of net revenues, for the third quarter and first nine months of 1999, respectively. General and administrative expenses consisted primarily of personnel costs of $1,874,000 and $3,500,000, advertising costs of $153,000 and $701,000, and other costs totaling $859,000 and $2,208,000 consisting of professional fees, rent, utilities, supplies and other related administrative costs, for the third quarter and first nine months of 2000, respectively. At September 30, 2000, PartsBase employed 32 in administrative and executive management positions.

         In connection with the issuance of employee stock options issued prior to the IPO, stock-based compensation expense of $613,000 and $3,092,000, and $579,000 and $579,000 was recognized and is classified as a component of operating expenses for the third quarter and first nine months of 2000 and 1999, respectively. These charges will continue, but will decrease in magnitude each quarter until fully recognized by April 2002.

Other Income (Expense), Net

         Other income (expense), net was $592,000 and $1,209,000 for the third quarter and first nine months of 2000, respectively, compared to ($798,000) and ($798,000) for the third quarter and first half of 1999, respectively. The significant increase in other income (expense), net for the three and nine months ended September 30, 2000 is attributable to interest income earned primarily on the proceeds from the IPO compared to interest expense related to the issuance of convertible notes as part of the Company's private placement during the comparable period of the prior year.

Net Loss

     As a result of the foregoing, the net loss increased to $3,341,000 and $9,448,000 for the third quarter and first nine months of 2000, respectively, compared to $2,178,000 and $2,357,000 for the third quarter and first nine months of 1999, respectively.

Liquidity and Capital Resources

Financial Condition

     As of September 30, 2000, the Company had $27,624,000 of cash and cash equivalents and $7,040,000 of marketable securities. At September 30, 2000, the Company had working capital of $31,857,000.

     The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies that are complementary to those of the Company's, which may require the use of cash. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

     Net cash used in operating activities totaled $5,268,000 for the first nine months of 2000, compared to cash used in operating activities of $352,000 for the first nine months of 1999. The increase of $4,916,000 in cash used in operating activities for the first nine months of 2000 was primarily the result of increased expenditures for sales and marketing, information technology, and general and administrative expenses to coincide with the Company's expansion.

     Net cash used in investing activities totaled $8,753,000 for the first nine months of 2000, compared to net cash used in investing activities of $241,000 for the first nine months of 1999. The increase of $8,512,000 in cash used in investing activities for the first nine months of 2000 was primarily the result of the purchase of marketable securities totaling $7,040,000 and an increase of $1,689,000 in expenditures resulting from purchases of property and equipment for the new facility, including computer hardware and software for the ramp-up of the sales staff.

     Net cash provided by financing activities totaled $40,910,000 for the first nine months of 2000, compared to net cash provided by financing activities of $851,000 for the first nine months of 1999. The increase of $40,059,000 for the first nine months of 2000 is primarily the result of net proceeds received by PartsBase in connection with the issuance of common stock related to the Company's IPO.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2000, PartsBase's portfolio consisted of investments in institutional money market funds, government paper, and A rated or higher corporate bonds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. Dollars. Specific instruments approved for inclusion in the portfolio are limited to: Obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as Bankers' acceptances and Certificates of deposits and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

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

PART II -- OTHER INFORMATION

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

Item 2.  Changes in Securities

     On September 27, 2000 the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time on the open market over the next twelve months at the prevailing market price. Once purchased, such shares become treasury stock. As of November 14, 2000, the Company had repurchased a total of 76,885 shares of its outstanding common stock at an aggregate purchase price of $200,559 inclusive of brokerage fees.

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

Date:  November 15, 2000             /s/ ROBERT A.HAMMOND, JR.
                                     ----------------------------------------
                                     ROBERT A. HAMMOND, JR.
                                     President,Chief Executive Officer,
                                     And Chairman
                                     (Principal Executive Officer)


Date:  November 15, 2000             /s/ MICHAEL W. SIEGEL
                                     ----------------------------------------
                                     MICHAEL W. SIEGEL
                                     Chief Financial Officer
                                     (Principal Financial Accounting Officer)

                              PARTSBASE.COM, INC.

                                Index to Exhibits



Title                                                 Exhibit No.
-----                                                 -----------

Financial Data Schedule                                  27.1

Safe Harbor Compliance Statement                         99.1