Form 10-K
period 2000-12-31
PARTSBASE COM INC
filed 2001-04-02
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                        Commission File Number: 000-29727
-------------------------------------------------------------------------------

                               PARTSBASE.COM, INC.
             (Exact name of registrant as specified in its charter)

                   Texas                               76-0604158
                   -----                               ----------
   State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

                              621 N.W. 53rd Street
                         Boca Raton, Florida 33487-8233
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 953-0700

--------------------------------------------------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES  REGISTERED  PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 28, 2001 was approximately $5,167,189 based on the $1.00 closing sales price for the Common Stock quoted on NASDAQ on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 28, 2001 was 14,247,807.

                               PARTSBASE.COM, INC.

                                TABLE OF CONTENTS


                                                                         Page
                                                                        ------

                                     PART I

   ITEM 1.   Business........................................................ 1

   ITEM 2.   Properties......................................................13

   ITEM 3.   Legal Proceedings...............................................14

   ITEM 4.   Submission of Matters to a Vote of Security Holders.............14

                                     PART II

   ITEM 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................14

   ITEM 6.   Selected Financial Data.........................................15

   ITEM 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................16

   ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk......21

   ITEM 8.   Financial Statements and Supplementary Data.....................21

   ITEM 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................21

                                    PART III

   ITEM 10.   Directors and Executive Officers of the Registrant.............22

   ITEM 11.   Executive Compensation.........................................25

   ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management.....................................................29

   ITEM 13.   Certain Relationships and Related Transactions................ 30

                                     PART IV

   ITEM 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................30

   SIGNATURES................................................................31

   ANNEX I..................................................................F-1

                                     PART I
ITEM 1.  BUSINESS

     THE FOLLOWING DESCRIPTION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS DO THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTIONS OF THIS FORM 10-K, ALL OF WHICH RELATE TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT IN THE SECTION ENTITLED "RISK FACTORS" AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

Company

     All references to "we", "us", "our", "our company", the "Company", or "PartsBase" in this report refer to PartsBase.com, Inc., a Texas corporation. We are an online provider of Internet business-to-business e-commerce services for the aviation industry. Our global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     We began operations in April 1996 under the name Aviation Parts Base, a division of Aviation Laboratories, Inc. While our Web site was operational in 1996, we did not begin charging subscription fees, our primary revenue source, until November 1998. In April 1999, the assets of the division were conveyed to Robert A. Hammond, Jr. in connection with the sale of Mr. Hammond's equity interest in Aviation Laboratories, Inc. On April 27, 1999, Mr. Hammond transferred the assets of the division into and incorporated PartsBase.com, Inc. as a Texas corporation. Our Web site address is WWW.PARTSBASE.COM. The information contained on the Web site is not a part of this Annual Report on Form 10-K.

Industry Overview

     We are an online provider of Internet business-to-business e-commerce services for the aviation industry. Our global e-commerce marketplace, sometimes referred to as our "e-marketplace" or our "solution," provides our subscribers in more than 115 countries with the ability to buy and sell new, used and overhauled aviation parts and products in an efficient, competitive and cost-effective manner. We estimate that our e-marketplace utilizes a database of approximately 2,500 suppliers, containing over 23 million line items of inventory. We believe our e-marketplace constitutes one of the largest independent databases of inventory and information in the aviation industry. Current members of our e-commerce marketplace include Boeing, Honeywell, Federal Express, Airborne Express, United Airlines, Frontier Airlines, BF Goodrich Aerospace, Saab, Southwest Airlines, and Northrup Grumman.

     The worldwide market for aviation parts and products is highly fragmented and includes many types of suppliers, such as airlines, original equipment manufacturers ("OEMs"), numerous independent distributors, on-site airport maintenance providers, also known as fixed base operators, Federal Aviation Administration certified repair and overhaul facilities, and traders and brokers. There are four types of parts, components, or supplies purchased by aviation companies: rotables (i.e. pumps, landing gear), repairables (i.e. valves, pistons), expendables (i.e. fasteners, bearings), and consumables (i.e. grease, oil). Rotables constitute 80% of the value of all parts purchased, but only 20% of the transactions. A typical air carrier can process 3,000 purchase orders per day, while a typical major OEM can process 20,000 purchase orders per day. A large commercial aircraft, such as a 747, can contain over 3 million parts.

     In recent years, the airline industry has experienced rapid growth in business and leisure travel. Increased passenger travel and the corresponding growth in aircraft have likely contributed to demand for aviation parts and products, as aircraft must be serviced at scheduled intervals. According to Boeing's 20-year current market outlook, the world fleet of aircraft is projected to increase from 22,315 aircraft in 1999 to 31,755 aircraft in 2019. Boeing estimates the total market potential during this period for commercial aviation support services, in 1999 dollars, is $2.7 trillion, of which $257 billion will be spent on airframe and engine repair parts. The airframe and engine repair parts market constitutes the primary focus of our database and service offerings. In addition, management believes that as the age of the world fleet of aircraft increases, demand for new, used and overhauled parts and products may increase. Gartner Research estimates that the global business-to-business e-commerce market will grow from $433 billion in 2000 to $919 billion in 2001, a 112% increase. The total e-market market is expected to grow to $8.5 trillion by 2005, according to Gartner.

     We provide the aerospace industry with an Internet based e-marketplace in which this fragmented market can easily locate and procure parts from a variety of sellers, in a cost effective manner. The advent of the Internet has created new opportunities for conducting business-to-business commerce, offering the potential for organizations to streamline complex processes, lower costs and improve productivity. Even if a company is currently using other electronic data interchange (EDI) networks, the Internet and e-marketplace exchanges can provide significant opportunities to save companies on transaction costs, in addition to providing better pricing opportunities. In a recent news article, a major U.S. air carrier stated that currently 70 percent of its parts and other goods are bought using electronic data interchange networks. The other 30 percent are purchased using phone and fax. The airline then predicted that by moving its procurement activity to an e-marketplace exchange, it could shave $10 off the cost of each EDI-based transaction and $57 off the cost of each phone/fax purchase.

     In February 2001, we introduced "PartsDirect", which allows aviation buyers to solicit quotes online to purchase aircraft parts. As sellers reply to these quotations, buyers are given an easy-to-read display of all pricing being offered by potential sellers. Seller quotations are updated on a real-time basis as bids are posted. The buyer can then generate a purchase order electronically to the seller of his or her choice. Through "PartsDirect", we seek to provide a worldwide search capability to buyers that creates a forum in which these buyers can save money by enabling them to more quickly and efficiently locate surplus new, repaired, or overhauled inventory. Sellers utilizing the e-marketplace will gain access to an expanded customer base and have a greater opportunity to sell their inventory. If our new technology gains acceptance in the marketplace, we intend to begin charging transaction fees for facilitating an inventory purchase, as well as in the future providing marketplace data, credit information, and financing alternatives to our subscribers. In addition, we anticipate charging additional fees to facilitate the integration of our site's offerings, utilizing standard XML protocols, into customers' Enterprise Resource Planning (ERP) systems. Because of the aerospace industries enormous size and global nature, the integration challenge of tying together these companies is one of great magnitude. Many industry experts estimate that this is a process that will take at least two or three years to gain traction.

Business Strategy

     Our goal is to solidify our position as one of the leading aviation industry e-commerce marketplaces. In order to capitalize on the continued expansion of the market for aviation parts and products, our technology takes advantage of the growth, pervasiveness, low costs and community building nature of the Internet as a basis for e-commerce for the broad, highly fragmented aviation industry. It is our belief that the value of an e-marketplace grows substantially as each new member brings additional parts, products, information and buying power to the community.

     Our technology has been designed to streamline the procurement cycle for our subscribers. We enable subscribers to source, bid parts and products, and eventually manage their order payment online. Our target members are primarily businesses that buy and sell aviation parts, supplies and components in a global marketplace. Our current members vary from small businesses to Fortune 500 companies such as Boeing, BFGoodrich, Honeywell, and Federal Express. We have designed our e-marketplace to meet the needs of these customers and their industry. With a standard Internet connection, a Web browser and a PartsBase.com subscription, each of our e-marketplace subscribers can immediately participate as both a buyer and a seller.

     Our e-marketplace is designed to provide advantages over traditional procurement processes, including:

     -  Reduced procurement costs;
     -  More efficient pricing and improved access to sellers for buyers;
     -  Ability to locate the most geographically desirable parts;
     -  Expanded distribution opportunities for sellers; and
     -  Ease of use and better access to information.

     Our current Web site features include:

     - Online buying and selling utilizing advanced parts search features, inventory listings, requests for quotations ("RFQs"), and purchase order generation;
     -  Member access to detailed information regarding current transactions;
     -  Online auctions for aviation parts and products;
     - Procurement controls providing members with the ability to monitor corporate purchasing; and
     - Community-building information such as industry job and aircraft sales listings, as well as links to members and other industry Web sites.

     Our objective is to establish our e-marketplace as the preferred aviation industry business-to-business e-commerce solution. The key elements of our strategy include:

     -  Achieving growth through transaction fees and other sources of revenues;
     -  Strengthening the PartsBase.com brand;
     -  Increasing the number of subscribers and market penetration;
     -  Establishing and expanding strategic sales and marketing relationships;
     -  Expanding international presence; and
     -  Attracting  and  retaining  members  with  new  content,   features  and
        services.

     The successful implementation of our strategy will be subject to many risks and will depend on many factors, including but not limited to the continued growth and acceptance of e-commerce in the aviation industry as a whole, and the acceptance of our business model in particular. We may be adversely affected by a variety of risks and difficulties. For a detailed description of certain of these risks, please refer to the "Risk Factors" section.

Sales and Marketing

     We market through a direct inside and outside sales force. Since our potential members fall within a defined market segment, we are able to identify and target the purchasing decision-makers and potential users who will influence the decision to adopt our e-commerce solution.

     Our sales and marketing approach is designed to help buyers and sellers understand both the business and technical benefits of our e-marketplace, and to promote adoption through one-on-one education and training. We intend to continue to expand our direct sales force through the establishment of multiple daily sales shifts per day, allowing us to reach geographically diverse markets.

     Our sales and marketing programs are designed to educate our target market, create awareness and attract members to our e-marketplace. To achieve these goals, we intend to take advantage of the community offered by our existing membership base and engage in marketing activities such as trade shows, speaking engagements and Web site marketing.

     We provide  member  service  support  from 6:00 a.m. to 3:00 a.m.,  Eastern
Standard Time, Monday through Friday. Our customer support department is responsible for day-to-day contact with members and responds to questions from members through e-mail and a toll-free number. This department is responsible for retaining and increasing use by existing members and is an important aspect of member satisfaction. Our customer support and service personnel handle general member inquiries and technical questions. We have automated some of the tools used by our customer support and service staff, such as tracking screens that let our support staff track a transaction through a variety of information sources.

     Our sales and marketing group consisted of approximately 127 individuals as of December 31, 2000, all of whom are located at our Boca Raton, Florida headquarters.

Competition

     The market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and expected to increase significantly in the future. We believe that companies in our Internet business-to-business e-marketplace compete on the basis of:

     -  Ease of use of technology;
     -  Breadth and depth of product and service offerings;
     -  Pricing of products and services;
     -  Quality and reliability of the Internet purchasing solution; and
     -  Quality and scope of customer service and support.

     We currently compete almost solely in the market for aviation parts and products and face competition from three main areas within this market: other start-up businesses that have formed exchanges with e-commerce offerings, existing aerospace companies, or groups of companies that have formed exchanges, and traditional manufacturers, suppliers and distributors of aviation parts that have developed e-commerce initiatives that are designed to facilitate commerce between one buyer and multiple sellers.

     Because of the rapidly evolving nature of e-commerce, it is difficult to objectively estimate the number of companies that compete directly against us. We believe that currently, our primary competitor is the Inventory Locator Service Inc., a subsidiary of Aviall, Inc. Additional competition is expected during 2001 from buy side exchanges formed by major domestic and foreign carriers, and sell side exchanges formed by large aerospace OEM's.

     Current and potential competitors may be able to devote significantly greater resources to marketing and promotional campaigns, and may adopt more aggressive pricing policies or may try to attract users by offering services for free and devote substantially more resources to product development than us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand, any of which could materially and adversely affect our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling competitors to offer a similar but lower-cost service. We cannot assure you that we will be able to compete successfully against current and potential competitors. Further, as a strategic response to changes in the competitive environment or otherwise, we may, from time to time, make pricing, service or marketing decisions or acquisitions that could materially and adversely affect our business, financial condition and results of operations.

Intellectual Property

     We rely on a combination of trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and business partners to protect our proprietary rights in products, services, know-how and information. We have a federal trademark registration for "PartsBase" and "PartsBase.com." We may seek additional trademarks, copyrights and patents in the future. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. We cannot be certain that our services do not infringe patents or other intellectual property rights that may relate to our services. Like other technology and Internet-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

Government Regulation

     Both domestic and foreign entities regulate the parts and products sold on our Web site. The Federal Aviation Administration (the "FAA") is charged with regulating the manufacture, repair and operation of all aircraft and aircraft equipment operated in the United States. The FAA monitors safety by promulgating regulations regarding proper maintenance of aircraft and aircraft equipment. Similar regulations exist in foreign countries. Regulatory agencies specify maintenance, repair and inspection procedures for aircraft and aircraft equipment. Certified technicians in approved repair facilities on set schedules must perform these procedures. All parts must conform to prescribed regulations and be certified prior to installation on any aircraft. Although we are not currently subject to any governmental regulation regarding the parts and products sold on our Web site, we may in the future become subject to FAA or other regulatory requirements.

Employees

     As of December 31, 2000 and 1999, we had 189 and 67 full time employees, respectively. Of these, 127 and 51 were in sales and marketing, 33 and 7 were in programming, technical and customer support and operations, and 29 and 9 were in finance and administration, respectively. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Risk Factors

     WE HAVE NEVER BEEN PROFITABLE, ANTICIPATE CONTINUED LOSSES AND CANNOT GUARANTEE PROFITABILITY IN THE FUTURE. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2001. We may be unable to ever achieve profitability in the future. We have incurred net losses in each accounting period since we began operations in April 1996, including net losses of $13,453,981, $7,815,409 ($5,913,034 before consideration of the value of a preferred stock beneficial conversion feature), and $148,121 for the years ended December 31, 2000, 1999, and 1998, respectively, and we will need to generate significant revenues to achieve profitability. Although revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

     WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN AND WE HAVE OPERATED OUR BUSINESS FOR ONLY A SHORT PERIOD OF TIME. Our business model is new to the aviation industry and our ability to generate revenues or profits is unproven. We have a limited operating history, which will make it difficult to evaluate our performance. Our prospects will be dependent upon our ability to effectively implement our business model and adapt to changes in the business-to-business e-commerce market. If our business model is not viable or if we are unable to identify and address changes in our markets, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

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

     Our revenues for the foreseeable future will remain dependent on user traffic levels and the commitment of e-commerce customers in the aviation industry who subscribe to our service. Such future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to continue our expansion, to upgrade and enhance our technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

     Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that, in some future periods, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

     IF WE FAIL TO EFFECTIVELY MANAGE OUR OPERATIONS AND THE USE OF OUR SERVICES, WE MAY LOSE MEMBERS OR INCUR SIGNIFICANT EXPENSES. Our success depends on effective planning and growth management. We will need to continue to improve our financial and managerial controls, reporting systems, and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations and our growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. If we do not successfully implement and integrate these new systems or if we fail to scale these systems to our growth, the performance of our Web site may suffer which would cause us to lose members. In addition, any failure could make us unable to operate with adequate, accurate and timely financial and operational information, which could result in us incurring unnecessary and possibly damaging expenses.

     BECAUSE OUR REVENUE IS DERIVED FROM PROVIDING E-MARKETPLACE ACCESS TO SUBSCRIBERS FOR AN ANNUAL SUBSCRIPTION FEE, THE CANCELLATION OR NON-RENEWAL OF THESE SUBSCRIPTIONS WOULD HURT OUR BUSINESS. We have generated substantially all of our revenues to date through member subscription fees for access to our e-marketplace. Generally, our subscription fees are paid on an annual basis, and these subscriptions may be terminated on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that our subscribers will renew these annual subscriptions. We do not have a sufficiently long history of operations to be able to predict renewal rates of our members. If our members fail to continuously renew, or if they terminate their subscriptions, our revenues would be significantly reduced and our business could suffer dramatically.

     THERE IS A FINITE NUMBER OF POTENTIAL SUBSCRIBERS AND WE MAY BE UNABLE TO DEVELOP OTHER MEANS OF GENERATING REVENUE, SO OUR GROWTH MAY BE LIMITED. A major element of our growth strategy is the expansion of our subscriber base. The number of participants in the aviation market limits our potential subscriber base. Additionally, the barriers to entry, which exist in the aviation market, may limit the entry of additional subscribers into our e-marketplace.

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

     WE CANNOT GUARD AGAINST HARM TO OUR BUSINESS FROM THE ACTIVITIES OF THIRD PARTIES ON OUR WEB SITE. Our future success will depend largely upon the reliably of our sellers in delivering and accurately representing their listed products and buyers paying the agreed purchase price. We do not take responsibility for the delivery of payment or goods to any member. We have received in the past, and anticipate that we will receive in the future, communications from members who did not receive the purchase price or the products that were to be exchanged. While we can suspend the privileges of members who fail to fulfill their delivery or payment obligations, we do not currently have the ability to require sellers to deliver products or buyers to make payments. We do not compensate members who believe they have been defrauded by other members. Any negative publicity generated as a result of fraudulent or deceptive conduct by members of our e-marketplace could damage our reputation and diminish the value of our brand name. We may in the future receive requests from members for reimbursement or threats of legal action against us if no reimbursement is made. Any resulting litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business.

     IF WE ARE UNABLE TO IMPLEMENT ADEQUATE MEASURES TO MAINTAIN THE VALUE OF OUR INTELLECTUAL PROPERTY AND INTERNET DOMAIN NAME, OUR ABILITY TO COMPETE MAY BE SEVERELY HARMED. As an Internet company, our current and future copyrights, service marks, trademarks, patents, trade secrets, domain name and similar intellectual property, if any, are especially vital to our success. Despite our precautions, unauthorized third parties may infringe or misappropriate our intellectual property; copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary. Any infringement or misappropriation of our intellectual property or proprietary information could make it difficult for us to compete. In addition, we currently hold various Internet Web addresses relating to our network, including the domain name "PARTSBASE.COM." If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names that could create confusion that diverts traffic away from our e-marketplace to other competing Web sites.

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

     IF WE ARE UNABLE TO LICENSE THIRD-PARTY TECHNOLOGIES OR EFFECTIVELY INTEGRATE them, we may experience delays in development or expansion of our business. The e-commerce market is rapidly evolving and we have and will depend on third-party software and other technology for the effective operation of our Web site and business. We may not be able to license or renew the license for these technologies on terms favorable to us or at all. Our inability to obtain necessary third-party licenses could delay the continued development of our business and services, which could result in a loss of members, slow our growth and severely harm our business. In addition, even if we are able to license needed technology, we may not be able to successfully integrate such technology into our operations, which could also result in a loss of members, slow our growth and severely harm our business.

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

     THE SECURITY RISKS RELATED TO E-COMMERCE MAY CAUSE MEMBERS TO REDUCE THE USE OF OUR SERVICE, AND ATTEMPTING TO GUARD AGAINST THESE RISKS MAY CAUSE US TO INCUR SIGNIFICANT COSTS AND EXPENSES. A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If our members are not confident in the security of e-commerce, they may not affect transactions on our e-marketplace or renew their subscriptions, which would severely harm our business. There can be no guarantee that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms that we use to protect content and transactions on our e-marketplace or proprietary information in our databases. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could adversely affect the willingness of our members to use our services.

     IF OUR  SELLERS  FAIL TO  PROVIDE  TIMELY  AND  ACCURATE  INFORMATION,  OUR
MEMBERSHIP BASE AND POTENTIAL REVENUE MAY DECLINE. Our members use our service in large part because of the comprehensive breadth and accuracy of our databases. It is our responsibility to load seller product information into our database and categorize the information for search purposes. However, we are dependent on our sellers to provide us in a timely manner with accurate, complete, and current information regarding their product inventory. If our timely loading of this information is impaired, this could result in member dissatisfaction and a loss of members.

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

     BECAUSE WE DO NOT MAINTAIN A REDUNDANT SYSTEM, ANY SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR SERVICE, WHICH COULD SEVERELY HARM OUR BUSINESS AND RESULT IN A LOSS OF MEMBERS. Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service depends largely on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of members. Our computer and communications systems are located in Boca Raton, Florida. Although we periodically back up our databases to tapes and store the backup tapes offsite, we have not maintained a redundant site. As a result, our systems and operations are particularly vulnerable to damage or interruption from human error, sabotage, fire, flood, hurricane, power loss, telecommunications or equipment failure, and similar events. We cannot assure you that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access that have prevented members from accessing our e-marketplace and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure, and therefore the occurrence of any system failure or similar event could harm our business dramatically.

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

     WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR AIRCRAFT PRODUCTS SOLD OVER THE INTERNET. We could be exposed to liability with respect to third-party information that may be accessible through our Web site. If any third-party content information provided on our Web site contains errors, consumers potentially could make claims against us for losses incurred in reliance on that information. In addition, because defective aviation products can result in substantial losses of property or life, we have a relatively greater risk of being exposed to product liability claims arising out of or relating to aviation parts and products sold through our Web site, which could result in us incurring substantial defense costs and, if successful, liability, either of which could severely harm our business. We currently carry no policies, which would insure us against product liability claims.

Risks Associated with Potential Acquisitions or Investments

     WE MAY ACQUIRE OR MAKE INVESTMENTS IN BUSINESSES, PRODUCTS, SERVICES OR TECHNOLOGIES SOME OF WHICH MAY NOT BE COMPLEMENTARY OR RELATED TO OUR E-MARKETPLACE. From time to time we may have discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to consummate such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill.

Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. We do not have established criteria for evaluating acquisition or investment opportunities.

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

     WE MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS TO EFFECTIVELY OPERATE OUR BUSINESS, WHICH COULD DAMAGE OUR COMPETITIVE POSITION. In the rapidly evolving and highly competitive e-commerce industry, our future prospects will depend heavily on our ability to take advantage of new business opportunities and respond to technological developments. There can be no assurances that we will have sufficient capital resources to respond to business opportunities, technological advancements and competitive pressures. A lack of capital resources could seriously damage our competitive position and prospects.

     YOU MAY EXPERIENCE SIGNIFICANT VOLATILITY IN THE MARKET VALUE OF OUR SHARES AND MAY BE UNABLE TO SELL OUR STOCK ON TERMS FAVORABLE TO YOU. Because we have no history of profitability, it will be difficult for investors in the public market to determine the intrinsic value of our shares. In addition, our market capitalization and public float is small relative to other public companies in the business-to-business e-commerce or other sectors. As a result, the price at which our common stock trades may be more volatile than those of other public companies and, as a result, it may be more difficult for you to sell our stock on terms favorable to you. In addition, any significant volatility in the market price of our common stock could result in the initiation of securities class action litigation, which could divert our management and financial resources from more productive uses.

ITEM 2.  PROPERTIES

     During May 2000 we entered into a sublease agreement (the "Sublease Agreement") with an unaffiliated third party for 35,668 square feet of general office space. The Sublease Agreement expires October 31, 2006. In lieu of a security deposit, we have entered into an irrevocable standby letter of credit in favor of the sublessor in the amount of $500,000. From the commencement date of the Sublease Agreement through February 28, 2001 we were obligated to pay rent on only 25,000 square feet as defined in the prime lease between the sublessor and the prime landlord. The base rent per square foot during this term ranges between $12.57 and $12.94 plus common area maintenance fees. Effective March 1, 2001 we became obligated to pay all minimum annual rent required by the prime lease.

ITEM 3.  LEGAL PROCEEDINGS

     In September 2000 we sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by us. The check, along with a replacement check, was cashed by the payee. Before we learned that both checks had been cashed by the payee, we entered into a binding settlement with the payee ending our business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit our account. We filed suit, and discovery has commenced. The only claim against us in this matter is the financial institution's demand for legal fees if the financial institution prevails.

     In December 2000, a third party company (the "Third Party"), unaffiliated with us, instituted arbitration proceedings against us in Dallas, Texas based upon the Third Party's allegation that we breached a professional services agreement dated February 18, 2000. The Third Party seeks damages from us of $308,083 plus interest, fees, costs and alleged damages for copyright infringement, all based upon the Third Party's allegations that we breached our payment obligations under the professional services agreement. We filed a counterclaim denying that we breached the professional services agreement and claimed entitlement to a refund of $73,496 of funds previously paid to the Third Party. Additionally, we claimed damages of $250,000 as a result of the Third Party's breach of its obligations to us. The Company intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. Because this matter is in its early stages, we have not yet determined the impact, if any, upon our financial statements.

     From time to time, we could be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

     We are not currently aware of any other legal proceedings or claims that we believe are likely to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 22, 2000, our Common Stock has been traded on the NASDAQ National Market System under the symbol "PRTS". The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated.

       2000                                                High         Low
       ----                                                ----         ---
       First Quarter (Commencing March 22)               $14.88        $9.00
       Second Quarter                                    $10.88        $4.25
       Third Quarter                                     $ 8.75        $2.75
       Fourth Quarter                                    $ 3.88        $1.69

     We derived $40,710,595 in net proceeds from the closing of our initial public offering of securities ("IPO") in March 2000. As part of the IPO, our convertible secured subordinated notes aggregating $962,500, and 855,000 outstanding shares of our Preferred Stock were converted to 481,250 and 855,000 shares, respectively, of our common stock.

     As of March 2001, there were approximately 1,467 holders of record of our Common Stock.

     We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Form 10-K. The selected financial data of PartsBase.com as of and for each of the five years in the period ended December 31, 2000 have been derived from PartsBase.com's audited financial statements.

                                                    Period From
                                                   April 1, 1996
                                                  (Inception) to
Statements of Operations Data:                      December 31,                     Year Ended December 31,
                                                    ------------    ----------------------------------------------------------
                                                        1996            1997           1998           1999             2000
                                                    ------------    -----------     ---------     -----------     ------------

Net revenues                                        $        --     $     2,861     $   3,504     $   362,224     $  4,097,585
                                                    -----------     -----------     ---------     -----------     ------------
Cost of revenues                                         16,842         104,041        43,462       1,412,532        6,140,741
Stock-based compensation expense                             --              --            --       1,799,139        2,308,440
                                                    -----------     -----------     ---------     -----------     ------------
  Total cost of revenues                                 16,842         104,041        43,462       3,211,671        8,449,181
                                                    -----------     -----------     ---------     -----------     ------------
    Gross loss                                          (16,842)       (101,180)      (39,958)     (2,849,447)      (4,351,596)

Operating expenses:
General and administrative expenses                      55,064          90,452       108,163       1,293,091        8,920,354
Stock-based compensation expense                             --              --            --         899,821        1,944,398
                                                    -----------     -----------     ---------     -----------     ------------
 Total operating expenses                                55,064          90,452       108,163       2,192,912       10,864,752
                                                    -----------     -----------     ---------     -----------     ------------
   Operating loss                                       (71,906)       (191,632)     (148,121)     (5,042,359)     (15,216,348)
Other income (expense), net                                  --              --            --        (870,675)       1,762,367
                                                    -----------     -----------     ---------     -----------     ------------
   Net loss                                             (71,906)       (191,632)     (148,121)     (5,913,034)     (13,453,981)
Value of preferred stock beneficial
   conversion feature                                        --              --            --      (1,902,375)              --
                                                    -----------     -----------     ---------     -----------     ------------
Net loss applicable to common stockholders          $   (71,906)    $  (191,632)    $(148,121)    $(7,815,409)    $(13,453,981)
                                                    ===========     ===========     =========     ===========     ============
Basic and diluted net loss per share                $        --     $        --     $      --     $      (.84)    $      (1.03)
                                                    ===========     ===========     =========     ===========     ============
Weighted average common shares outstanding                   --              --            --       9,251,250       13,053,755
                                                    ===========     ===========     =========     ===========     ============

Balance Sheet Data:
                                                                        As of December 31,
                                         ---------------------------------------------------------------------------------
                                            1996             1997             1998              1999               2000
Cash and cash equivalents                $     --        $      --        $      --        $   735,276        $ 23,045,491
Investments, at amortized cost
  (current portion)                            --               --               --                 --           7,139,052
Working capital (deficiency)               (2,043)          (1,709)         (19,044)          (687,172)         28,152,259
Total assets                                1,767            7,848            6,084          4,729,295          37,151,106
Accumulated deficit                       (71,906)        (263,538)        (411,659)        (7,762,678)        (21,216,659)
Total stockholders' equity
  (deficiency)                               (276)           6,139          (19,044)         1,541,916          32,347,901


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are an online provider of Internet business-to-business e-commerce services for the aviation industry. Our global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere in this report and which are deemed to be incorporated into this section. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those set forth under "Risk Factors" and included elsewhere in this report.

     We were  incorporated  in Texas on April  27,  1999 and  prior to such date
operated  as  a  division  (the  "Division")  of  Aviation  Laboratories,   Inc.
("Aviation Labs").

     Since we began operations in April 1996, we have incurred significant net losses. For the years ended December 31, 1997, 1998, 1999 and 2000, our net losses attributable to holders of common stock were $191,632, $148,121, $7,815,409 and $ 13,453,981, respectively.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner advertising and other revenues. For fiscal years 2000 and 1999, our net revenues were $4,097,585 and $362,224, respectively, an increase of $3,735,361 or 1,031%. During fiscal year 2000, we signed up 3,175 new subscribers and renewed 1,285 subscriptions from existing customers. This compares to 1,952 new subscribers and 26 renewals sold in fiscal year 1999. The average subscription fee in fiscal year 2000 was $1,411 compared to $899 in fiscal year 1999. The average new subscriber fee increased in fiscal year 2000 due to additional value added services being provided to our subscribers, such as government procurement data. At December 31, 2000, we had 4,756 paying subscribers, compared to 1,952 paying subscribers at December 31, 1999. A paid subscriber is defined as a customer whose subscription is currently active, and therefore, does not include subscribers whose subscriptions have expired.

     For the fiscal years 2000 and 1999, gross revenues were $6,293,834 and $1,631,855, respectively, an increase of $4,661,979, or 286%. The increase in gross revenue in fiscal year 2000 is attributable to a larger sales force, subscription price increases, additional value-added services, and the impact of renewals on subscriptions sold in 1999.

     We recognize subscription, banner advertising and other revenues over the life of the respective subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period, of which a portion is deferred and recognized as earned. Net revenues represent that portion of current and prior year's gross revenues that was earned during the period. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenue. Deferred revenue, net increased to $3,219,422 at December 31, 2000, compared to $1,263,978 as of December 31, 1999.

     The following table sets forth gross revenue by product line for each of the four quarters in fiscal year 2000, as well as sequential quarter-to-quarter revenue growth percentage for the second, third, and fourth quarters of fiscal year 2000.

                      Gross Revenue by Product Line (000's)
                          Year Ended December 31, 2000

-------------------------------------------------------------------------------
                                   Three Months Ended                          Sequential Growth
                         ----------------------------------------      ----------------------------------
                         03/31      06/30       09/30       12/31      2nd Qtr       3rd Qtr      4th Qtr
                         -----      -----       -----       -----      -------       -------      -------
Subscription            $1,182     $1,191      $1,607      $2,083           0.1%       34.9%        29.6%
Advertising                128         95          48          20         (25.8%)     (49.5%)      (58.3%)
Other                        1         17           5          --       1,600.0%      (70.6%)         --
                        ------     ------      ------      ------      --------        ----         ----
Total                   $1,311     $1,303      $1,660      $2,103           0.0%       27.4%        26.7%
                        ======     ======      ======      ======     =========        ====         ====


Cost of Revenues

     Cost of revenues consists of compensation for our sales and marketing personnel, telephone expenses, web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. For fiscal year 2000, our total cost of revenues, including stock-based compensation of $2,308,440, were $8,449,181 compared to $3,211,671, including stock-based compensation of $1,799,139, for fiscal year 1999, an increase of $5,237,510, or 163%. As a percent of sales, costs of revenues, excluding stock-based compensation, were 150% and 390% for fiscal years 2000 and 1999, respectively. The primary reason for the increase of $4,728,209 in cost of revenues, excluding stock-based compensation for fiscal year 2000 is an increase of $2,651,974 in commissions to our salespeople, and information technology costs totaling $1,023,669 incurred in 2000, which include contract payments totaling $700,000 to a third party for government procurement data functionality, that were not incurred in 1999. At December 31, 2000, we employed 127 persons in sales and marketing and 14 persons in customer support, compared with 51 in total at December 31, 1999.

Operating Expenses

     For fiscal years 2000 and 1999, our operating expenses, including stock-based compensation expense, were $10,864,752 and $2,192,912, respectively, an increase of $8,671,840, or 395% from the prior year. General and administrative expenses consisted primarily of personnel costs of $5,577,268 and $478,361, advertising costs of $745,685 and $151,195, and other costs totaling $2,597,401 and $663,535, consisting of professional fees, rent, utilities, supplies and other related administrative costs, for the fiscal years ended 2000 and 1999, respectively. At December 31, 2000, we employed 48 persons in administrative, information technology and executive management positions, compared with 16 persons in such positions at December 31, 1999.

Stock-Based Compensation

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $4,252,838 and $2,698,960 was recognized in fiscal years 2000 and 1999, respectively, and is classified as a component of cost of revenue and operating expense (See Note 7 to the financial statements). These charges will continue, but will decrease in magnitude each quarter until fully recognized by April 2002.

Other Income (Expense), Net

     For fiscal years 2000 and 1999, other income (expense), net was $1,762,367 and ($870,675), respectively, an increase of $2,633,042. The significant increase in other income (expense) net, in fiscal year 2000 is attributable to interest income earned primarily on the proceeds from our IPO compared to non-cash interest expense related to the issuance of convertible notes as part of our private placement during the prior year.

Net Loss

     As a result of the foregoing, the net loss attributable to common stockholders increased to $13,453,981 for fiscal year 2000 from $7,815,409 for fiscal year 1999. Excluding stock-based compensation expense in 2000 and 1999 and the value of the preferred stock beneficial conversion feature in 1999 (See
Note 7 to the financial statements), the net loss attributable to common stockholders for fiscal year 2000 decreased to $9,201,143, compared to $3,214,074 for fiscal year 1999.


Comparison of Years Ended December 31, 1999 and 1998

     During 1998 we were still in the process of developing our e-commerce technology. Revenues for the year were $3,504 and total expenses were $151,625.

Financial Condition

     For fiscal years 2000 and 1999, the Company had $23,045,491 and $735,276 of cash and cash equivalents, $7,139,052 and $0 of current investments at amortized cost, and $501,851 and $0 of non-current investments, respectively. The increase in cash and cash equivalents and investments in fiscal year 2000 is attributable to our IPO that raised $40,710,595 in net proceeds. In addition, as of December 31, 2000, the Company owned a one-year certificate of deposit, maturing on June 1, 2001, in the amount of $500,000, which is used to secure a standby letter of credit the Company was required to obtain in connection with the Sublease Agreement. Such certificate of deposit is included in "Prepaid expenses and other current assets" in the December 31, 2000 balance sheet of the accompanying financial statements.

     We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of extended service offerings, the success of these services once they are launched as well as the extent to which we engage in acquisitions or investments. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. We may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations. In addition, such a failure to raise needed capital could impair our future plans to expand our e-marketplace, attract new members, and provide new and upgrade current services to our members. If additional funds are raised through the issuance of equity securities, additional dilution to existing shareholders could result. In addition, any equity securities issued might have rights, preferences or privileges senior to our common stock.

Cash Flows

     Net cash flows used in operating activities were $7,844,219, $596,498, and $83,096 for fiscal years 2000, 1999, and 1998, respectively. The increase in net cash used in operating activities for fiscal year 2000 was primarily the result of increased expenditures for sales and marketing, information technology, and general and administrative expenses to coincide with the Company's expansion.

     Net cash flows used in investing activities were $10,592,615, $1,238,124, and $688 for fiscal years 2000, 1999, and 1998, respectively. The increase in net cash used in investing activities for fiscal year 2000 includes the purchase of current and non-current investment securities totaling $7,643,140 and an increase in expenditures resulting from purchases of personal property and equipment for the new facility, including computer hardware and software commensurate with the ramp-up of the sales staff.

     Net cash flows provided by financing activities were $40,747,049, $2,569,898, and $83,784 for fiscal years 2000, 1999, and 1998, respectively. The increase in net cash used in financing activities for fiscal year 2000 is primarily the result of net proceeds of $40,881,000 received by PartsBase in connection with the issuance of common stock related to the Company's IPO, offset by the purchase for treasury of 136,685 shares of our common stock, totaling $330,202.

New Accounting Guidance

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by SFAS No. 138 for certain derivative instruments and hedging activities as indicated by SFAS 138. The Company will adopt SFAS 133 in fiscal year 2001. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its financial statements.

     In September 1999, the Emerging Issues Task Force ("EITF") issued EITF D-83 "Accounting for Payroll Taxes with Stock Option Exercises." When nonqualified stock options are exercised, the difference between the exercise price paid and the fair value of the acquired stock on the exercise date ("intrinsic value") is considered ordinary income for purposes of determining the employee's federal income taxes. The employer is entitled to a federal income tax deduction in the period the option is exercised of an amount equal to the employee's ordinary income. Also, the intrinsic value of the exercised options is considered the equivalent of compensation paid directly to the employee and, therefore, the employer must pay Medicare taxes, and perhaps FICA taxes, depending on the employee's aggregate compensation level. The FASB staff believes that payroll taxes, even though directly related to the appreciation on stock options, are operating expenses and should be reflected as such in the statement of operations. The Company adopted EITF D-83 for employer payroll taxes incurred on stock options exercised during fiscal year 2000 (no stock options were eligible for exercise during fiscal 1999) and all such payroll taxes were recorded as operating expenses in the accompanying statements of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has conformed its income recognition policies to SAB 101 during fiscal year 2000, and such conformity had no impact to its financial statements as of December 31, 2000.

     In July 2000, the EITF issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 1, 2000 for non-qualified stock options exercised by employees and such adoption had no impact to its financial statements as of December 31, 2000 since the Company has no taxable income.

ITEM 7A. QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At December 31, 2000, our portfolio consisted of investments in institutional money market funds, government paper, and "A" rated or higher corporate bonds (See Note 3 to the financial statements). Our investment policy is focused on ensuring that we have liquid cash balances available to meet our day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposits and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

     We intend to hold our investments until maturity; however, we are exposed to the impact of interest rate changes and change in the market values of our investments. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Exchange Risk

     We have minimal exposure to foreign exchange risk as all of our sales to customers outside of the United States are collected in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required by Item 8, refer to "PartsBase.com, Inc. Financial Information" filed as part of this Report in Annex I.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     At December 31, 2000 our executive officers were as follows:


        NAME                      AGE               POSITION
        ----                      ---               --------
Robert A. Hammond, Jr.            46        President, Chief Executive Officer
Anthony L. Plyler (1)             40        Chief Operating Officer
Michael W. Siegel                 38        Chief Financial Officer
Brian Tolley                      25        Chief Information Officer

(1) Resigned as of January 10, 2001.

     Robert A. Hammond, Jr. Mr. Hammond has served as our President, Chief Executive Officer and Chairman since our incorporation in April 1999. In April 1996, Mr. Hammond founded our predecessor as a division of Aviation Laboratories, Inc., a company for which he also served as Chief Executive Officer from its inception in August 1985. From August 1985 until June 1999, Mr. Hammond was the Chief Executive Officer and Chairman of Great Pines Water Company, a publicly traded bottled water company that was sold to Suntory Bottled Water Group in June 1999.

     Anthony L. Plyler. Mr. Plyler joined us as Chief Operating Officer in May 2000. Prior to joining us, Mr. Plyler served as Director of E-business for Honeywell Aerospace Services from July 1999 to May 2000. Mr. Plyler was instrumental in the formation, strategy, and implementation of MyAircraft.com, a joint partnership between United Technologies, Honeywell and i2 Technologies. Mr. Plyler was instrumental in the development of AlliedSignal's (now Honeywell) e-business strategy. Before his involvement in development of this strategy he was Director of Repair & Overhaul for AlliedSignal Aerospace's component facility in Phoenix, Arizona from July 1998 to July 1999. From March 1995 to July 1998, Mr. Plyler was in a succession of managerial roles at BFGoodrich Aerospace, concluding as Vice President of Operations for its Everett, Washington, airframe maintenance facility. From October 1994 to March 1995, Mr. Plyler worked as a business process-reengineering consultant for American Management Systems. From August 1987 to October 1994, Mr. Plyler worked for Delta Air Lines in a variety of management roles and began his career there as an aerospace mechanic. Mr. Plyler resigned from the Company in January 2001 to accept a position with Exostar.

     Michael W. Siegel. Mr. Siegel joined us as Chief Financial Officer in January 2000. From August 1997 through December 1999, Mr. Siegel served as Director of Finance/Controller of Curtiss-Wright Flight Systems, Inc., a subsidiary of Curtiss-Wright, Inc., a NYSE listed designer, manufacturer and overhauler of precision components and systems and a provider of highly engineered services to the aerospace and other industries. From May 1997 through October 1999, Mr. Siegel served as a founder and vice president of Mail Call, Inc., a developmental stage e-commerce company. From April 1995 through August 1997, Mr. Siegel served as the Chief Financial Officer of The Protective Group, a manufacturer of protective products such as bulletproof vests, armoring for automobiles and helicopters, and firefighter gear. From March 1994 through April 1995, Mr. Siegel served as the Chief Financial Officer of Universal Heights, Inc., a publicly traded manufacturer and distributor of licensed sports and entertainment novelty products. Mr. Siegel is a Certified Public Accountant and received a Bachelor of Science in economics from the Wharton School, University of Pennsylvania, and a Master of Business Administration from the University of Miami.

     Brian Tolley. Mr. Tolley joined us as Chief Information Officer in September 2000. Prior to joining us, Mr. Tolley served as the Vice President of Advanced Technology for Precision Response Corporation, Prcnet.com, a company engaged in providing telephone and internet based customer service and marketing services on an outsourced basis to large corporations. Prior to his tenure with Prcnet.com, Mr. Tolley served as the Director of Software Development for Mortgage Banking System, Inc.

Board Committees

     We have established an audit committee and a compensation committee. The audit committee, the current members of which are Pierre Narath and Thomas Van Hare, recommends to the board of directors the independent certified public accountants to be selected to audit our annual financial statements and approves any special assignments given to those accountants. The audit committee also reviews the planned scope of the annual audit and the independent accountants' letter of comments and management's response thereto regarding any major accounting changes made or contemplated and the effectiveness and efficiency of our internal accounting staff. The compensation committee, the current members of which are Robert A. Hammond, Jr., Pierre Narath and Thomas Van Hare, makes recommendations to the board of directors regarding the compensation payable to our executive officers, reviews general policies relating to the compensation and benefits of our employees and administers the PartsBase.com, Inc. 1999 stock option plan.

Compensation Committee Interlocks and Insider Participation

     The compensation committee is responsible for determining salaries, incentives and other forms of compensation for our directors and other employees and administering other various compensation and benefit plans. We did not have a compensation committee meeting in 2000 or in 1999. Our board of directors was responsible for these matters during those years. As of March 21, 2001, our board of directors consists of Messrs. Robert A. Hammond, Jr., Thomas Van Hare and Pierre Narath. Mr. Hammond participates in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants of PartsBase.com, Inc., except that he is excluded from discussions regarding his own salary and incentive compensation. Other than Mr. Hammond, no current board member has at any time been an officer or employee of PartsBase.com, Inc. No interlocking relationships exist between any member of our board of directors and any other company's board of directors or compensation committee. No interlocking relationship existed between any member of our board of directors and any member of any other company's board of directors or compensation committee in 1999.

     See "Certain Relationships and Related Transactions" for a description of certain transactions between us and members of our board of directors.

Director Compensation

     Since inception until March 15, 2001, no board member has received any cash compensation. At the March 16, 2001 board of directors meeting, we granted to Mr. Narath the option to acquire 20,000 shares of our common stock at an exercise price of $3.00 per share at any time through March 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, requires the Company's directors, certain officers and beneficial owners of more than 10% of our common stock (collectively, "Reporting Persons") to file reports of securities ownership and changes in such ownership with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received or written representations from the Reporting Persons, the Company believes that with respect to the year ended December 31, 2000, all Reporting Persons complied with all applicable reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation from PartsBase which was paid to PartsBase's Chief Executive Officer and the four other most highly compensated executive officers during the years ended December 31, 2000, 1999, and 1998.

                                                  Summary Compensation Table
                                           -----------------------------------------
                                                                                                   Long Term
                                                      Annual Compensation                     Compensation Awards
                                           -----------------------------------------     -----------------------------
                                                                                         Securities
          Name and                                                   Other Annual        Underlying        All Other
     Principal Position         Year       Salary        Bonus      Compensation (1)     Options/SARs     Compensation
     ------------------         ----       -------       -----      ----------------     ------------     ------------
Robert Hammond, President,      2000      $ 227,778      $     --          $ 18,829                --        $     --
Chief Executive Officer, and    1999      $  81,250      $     --          $     52                --        $     --
Chairman of the Board (2)       1998      $      --      $     --                --                --        $     --

Anthony Plyler, Chief           2000      $ 144,000      $     --          $ 34,141           125,000        $     --
Operating Officer (3)           1999      $      --      $     --          $     --                --        $     --
                                1998      $      --      $     --          $     --                --        $     --

Michael Siegel, Chief           2000      $ 160,189      $ 30,000          $  8,666            75,000        $     --
Financial Officer (4)           1999      $      --      $     --          $     --                --        $     --
                                1998      $      --      $     --          $     --                --        $     --

Brian Tolley, Chief             2000      $  53,750      $     --          $     26                --        $     --
Information Officer (5)         1999      $      --      $     --          $     --            35,000        $     --
                                1998      $      --      $     --          $     --                --        $     --

Kevin Steil, Chief              2000      $ 115,000      $     --          $     85            10,000        $     --
Technology Officer (6)          1999      $  34,910      $     --          $     13            10,000        $     --
                                1998      $      --      $     --          $     --                --        $     --

Yves Duplan, Chief              2000      $ 159,244      $     --          $     26                --        $     --
Information Officer (7)         1999      $  24,830      $     --          $     --            35,000        $     --
                                1998      $      --      $     --          $     --                --        $     --


----------

(1) Unless otherwise noted, other annual compensation represents the annual premium for term life insurance for the above executives with coverage ranging from $25,0000 to $100,000.

(2) Other annual compensation includes lease payments on two vehicles paid by the Company. The Company is the owner and beneficiary of a $2,000,000 key man life insurance policy on Mr. Hammond. The premium for fiscal year 2000 was $3,935.

(3) Other annual compensation includes $28,063 in moving expenses reimbursed or paid directly by the Company and a $6,000 car allowance. Mr. Plyler resigned from the Company on January 10, 2001.

(4) Mr. Siegel joined the Company on January 20, 2000 and received a $30,000 signing bonus paid upon acceptance of employment. Other annual compensation includes a car allowance of $8,523.


(5)  Mr. Tolley joined the Company on August 16, 2000.

(6)  Mr. Steil resigned from the Company on January 2, 2001.

(7)  Mr. Duplan resigned from the Company on September 30, 2000.

Stock Options

     The following table sets forth information concerning the grant of stock options to each of the named officers in fiscal year 2000.

                      Option/SAR Grants in Last Fiscal Year

                                                    Individual Grants                                Potential Realizable
                      ---------------------------------------------------------------------        Value at Assumed Annual
                         Number of      Percentage of Total                                          Rates of Stock Price
                        Securities         Options/SARs                                                Appreciation for
                        Underlying          Granted to         Exercise or                               Option Term
                       Options/SARs        Employees In        Base Price        Expiration          --------------------
                       Granted (1)       Fiscal Year 2000        ($/Sh)             Date             5%($)         10%($)
                      ---------------    ----------------      -----------        -------            -----         ------
Name
Robert Hammond             --                   N/A                N/A               N/A              N/A           N/A
Anthony Plyler(2)       100,000               10.44           $   5.81             05/01/10        $ 335,408     $ 834,042
Anthony Plyler(2)        25,000                2.61           $   6.69             07/06/10           98,811       246,976
Michael Siegel(3)        75,000                7.83           $   0.63             01/19/10          186,103       308,387
Brian Tolley(4)          35,000                3.65           $   6.38             07/27/10          132,973       332,909
Kevin Steil(5)           10,000                1.04           $   5.00             04/26/10           28,800        71,587
Yves Duplan(6)             --                   N/A                N/A               N/A              N/A           N/A

(1)   All options granted under our 1999 Stock Option Plan.
(2) Mr. Plyler resigned from the Company on January 10, 2001 and his vested options will be forfeited on April 10, 2001 as a result of his departure.
(3) Mr. Siegel's options vest in 24 equal monthly installments commencing in February 2000.
(4) Mr. Tolley's options vest in 48 equal monthly installments commencing in August 2000.
(5) Mr. Steil resigned from the Company on January 2, 2001 and his vested options will be forfeited on April 5, 2001 as a result of his departure.
(6) Mr. Duplan resigned from the Company on September 30, 2000 and exercised 15,415 options on October 12, 2000.
N/A   Not applicable.

The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of our common stock as of December 31, 2000 held by the named executive officers.

                         Aggregated Option Exercises in
                   Last Fiscal Year And Year-end Option Values
                   -------------------------------------------

                                                   Number of Securities Underlying         Value of Unexercised
                      Shares                        Unexercised Options at Fiscal         In-the-Money Options at
                   Acquired on        Value                  Year-End                        Fiscal Year-End
Name               Exercise (#)      Realized         Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----               ------------      --------         -------------------------        ----------------------------
Robert Hammond          0               N/A                    0/0                                 $0/$0

Anthony Plyler          0               N/A                14,271/110,729                          $0/$0

Michael Siegel          0               N/A                34,370/40,630                      $47,086/$55,663

Brian Tolley            0               N/A                 3,645/31,355                           $0/$0

Kevin Steil             0               N/A                 13,335/3,335                           $0/$0

Yves Duplan          15,415           $40,387                   0/0                                $0/$0

----------
(1) The difference between the average of the high and low bid prices per share of the common stock as reported by the NASDAQ-National Market on December 29, 2000, and the exercise or base price.

Employment Agreements and Arrangements

     In November 1999, December 1999 and September 2000, we entered into employment agreements with Messrs. Hammond, Jr., Siegel and Tolley. The employment contracts have initial terms of two years but shall be renewed for successive two-year periods unless earlier terminated. The agreements may be terminated by us or the employee, with or without cause, upon 30 days prior written notice. The base salaries of each executive officer may be increased at the discretion of the board of directors or the compensation committee of the board of directors. In addition to base salaries, each of the executives is entitled to three weeks vacation, reimbursement of business expenses and may, at our expense, participate along with his spouse and dependents in any medical or other insurance plan maintained by us for salaried employees. The Company leases two automobiles for Mr. Hammond, Jr.. Messrs. Siegel and Tolley receive monthly car allowances of $750 and $500 respectively. Each of the employment agreements contain non-compete covenants that prohibit the employee from directly or indirectly participating in business in competition with us following termination of his employment for a period of two years. Pursuant to the terms of his employment agreement, Mr. Siegel is entitled to receive a severance payment equal to six month's salary in the event of a termination of his employment for any reason other than cause, as defined in his employment agreement.

Employee Benefit Plans

     In November 1999, we adopted the PartsBase.com, Inc. 1999 stock option plan for the purpose of promoting our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success.

     The stock option plan provides for the award to eligible participants, including employees, officers, directors and consultants, of stock options including non-qualified options and incentive stock options under Section 422 of the Internal Revenue Service Code. Under the stock option plan, 2,000,000 shares of common stock are reserved for issuance. The stock option plan will terminate on September 30, 2008 unless extended by our board of directors and, to the extent required under applicable law, our stockholders. The stock option plan may be amended or terminated by our board at any time provided that our shareholders must approve any significant amendments.

     The stock option plan is administered by our by the compensation committee of our board of directors ("the Committee"). The Committee selects participants and establishes the terms and conditions of each option or other rights granted under the stock option plan, including the exercise price, the number of shares subject to options, or other equity rights and the time at which the options become exercisable. The exercise price of all "incentive stock options" within the meaning of Section 422 of the Internal Revenue Service Code, granted under the stock option plan must be equal to 100% to the fair market value of the option shares on the date of the grant. The term of any incentive stock option granted under the stock option plan may not exceed ten years; however, where the eligible stock option plan participant owns over 10% of the total combined voting power of all classes of our stock, the exercise price must be at least equal to 110% of the fair market value of the option shares on the date of the grant and the term can not exceed five years.

     To the extent required to comply with Rule 16b-3 under the Exchange Act, if applicable, and in any event in the case of an incentive stock option, no award granted under the stock option plan is transferable by a grantee otherwise than by will or by laws of descent and distribution. Other terms and conditions of each award are set forth in the grant agreement governing the award and determined by the Committee as administrators of the stock option plan.

     As of the date of this annual report, non-qualified options to purchase a total of 1,082,865 shares of common stock were outstanding under our stock option plan at exercise prices ranging from $0.63 to $13.00.

Limitations on Liability of Directors and Indemnification of Directors and Officers

     As permitted by the Texas Business Corporation Act, we have included in our articles of incorporation, as amended, a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to exceptions. In addition, both of our articles of incorporation, as amended, and our bylaws provide that we are required to indemnify our officers and directors, and we are required to pay for, and may advance, expenses for our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than specific indemnification provisions contained in the Texas Business Corporation Act. The indemnification agreements require us, among other things, to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors, other than liabilities arising from willful misconduct of a culpable nature, to pay for their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms. We have also obtained directors' and officers' liability insurance.

     At present, we are not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceedings that might result in a claim for indemnification. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding shares of our common stock beneficially owned as of March 22, 2001:

     - Each person or group known to us that beneficially owns more than five percent of our outstanding common stock;

     - Our directors and the named executive officers listed in the Summary Compensation Table; and - all of our executive officers and directors as a group.

     Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares of common stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of March 22, 2001 are deemed outstanding with respect to the person holding those options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. We believe each person named in the table has sole voting and investment power with respect to the shares identified as beneficially owned by them.

Name And Address (1)                                 Number      Percent
--------------------                                 ------      -------
Robert A. Hammond, Jr                              9,000,000(2)    63.17
Thomas Van Hare (4)                                    6,667(3)      *
Pierre A. Narath (5)                                  66,667(6)      *
Michael W. Siegel                                     49,992(7)      *
Brian Tolley                                           7,291(3)      *
All directors and executive officers
as a group (5 persons)                             9,130,617       63.86

------
* Represents less than 1% of the outstanding common stock.

(1) Except as otherwise indicated, the business address of each person listed is c/o PartsBase.com, Inc., 621 N.W.53rd Street, Suite 700, Boca Raton, Florida 33487.
(2) Includes 4,500,000 shares owned by Mr. Hammond individually and 4,500,000 shares owned by R. Hammond, L.P., a limited partnership of which Mr. Hammond is the sole general partner and of which a trust established for the benefit of Mr. Hammond's children is a 99% limited partner.
(3) Consists of shares subject to stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2001.

(4) Mr. Van Hare's address is c/o Digital Minute, 700 E. Palmetto Park Road, Suite 201, Boca Raton, Florida 33432.
(5) Mr. Narath's address is 1538 Turnpike Street, North Andover, Massachusetts 01845.
(6) Consists of 40,000 shares of our common stock owned by Metrotech Investments, a company controlled by Mr. Narath, and 26,667 stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2001.
(7) Consists of 40,618 shares of common stock owned and 9,374 stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with our incorporation in April 1999, Robert Hammond, Jr., our President and Chief Executive Officer, contributed assets to us in exchange for shares in our common stock. See Item 1- Business, for a brief description of this transaction.

     A company owned and operated by Mr. Thomas Van Hare, a member of our board of directors, provided services in connection with the design of our advertising brochures and other marketing materials. We paid Mr. Van Hare's company $53,263 and $34,200 during the years ended December 31, 2000 and 1999, respectively, for such services

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     1.  Financial Statements

         Index to Financial Statements in Annex I

     2.  Financial Statement Schedules:

        All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Financial Statements or Notes thereto.

     Exhibits:

     See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

     On December 6, 2000, we filed a Current Report on Form 8-K dated October 26, 2000 reporting the resignation of Louis W. Storms IV as a member of our company's Board of Directors.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        By: /S/   Robert A. Hammond, Jr.
                                            -----------------------------------
                                            Robert A. Hammond, Jr.
                                            President, Chief Executive Officer,
                                            and Chairman
Date: March 30, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2001                    /S/   Robert A. Hammond, Jr.
                                        ---------------------------------------
                                        Robert A. Hammond, Jr.
                                        President, Chief Executive Officer,
                                        and Chairman
                                        (Principal Executive Officer)


Date:  March 30, 2001                   /S/   Michael W. Siegel
                                        ---------------------------------------
                                        Michael W. Siegel
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)


Date:  March 30, 2001                    /S/   Pierre Narath
                                         --------------------------------------
                                         Pierre Narath
                                         Director


Date:  March 30, 2001                    /S/   Thomas Van Hare
                                        ----------------------------------------
                                        Thomas Van Hare
                                        Director

                                     ANNEX I

                               PARTSBASE.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Independent Auditors' Report ...........................................    F-2

Balance Sheets as of December 31, 2000 and 1999.........................    F-3

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998........................................    F-4

Statements of Stockholders' Equity for the
Years Ended December 31, 2000, 1999 and 1998............................    F-5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999
and 1998 ...............................................................    F-6

Notes to Financial Statements...........................................    F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   PartsBase.com, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of PartsBase.com (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte and Touche  LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 16, 2001

                               PARTSBASE.COM, INC.
                                 Balance Sheets


                                                                                                  December 31,
                                                                                       -------------------------------
                              ASSETS                                                        2000               1999
                                                                                       -------------------------------
Current assets:
Cash and cash equivalents                                                              $ 23,045,491       $    735,276
Accounts receivable, net                                                                  1,510,645            297,884
Investments, at amortized cost                                                            7,139,052                 --
Prepaid expenses and other current assets                                                 1,171,221            504,547
                                                                                       ------------       ------------
  Total current assets                                                                   32,866,409          1,537,707
Property and equipment, net                                                               3,655,310          1,009,477
Deferred financing costs, net                                                                    --          1,937,677
Other assets                                                                                629,387            244,434
                                                                                       ------------       ------------
  Total assets                                                                         $ 37,151,106       $  4,729,295
                                                                                       ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $  1,075,032       $    727,631
Accrued expenses and other current liabilities                                              419,696            233,270
Deferred revenue, net                                                                     3,219,422          1,263,978
                                                                                       ------------       ------------
  Total current liabilities                                                               4,714,150          2,224,879
Other liabilities                                                                            89,055                 --
Convertible notes payable                                                                        --            962,500
                                                                                       ------------       ------------

  Total liabilities                                                                       4,803,205          3,187,379
                                                                                       ------------       ------------

Commitments and contingencies (Note 6)                                                           --                 --

Stockholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized, issued
  and outstanding 0 shares in 2000 and 855,000 shares in 1999                                    --          1,902,375
Common stock, no par value; 30,000,000 shares authorized, issued
  and outstanding 14,255,480 in 2000 and 9,251,250 in 1999                                       --                 --
Additional paid-in capital                                                               55,478,819         15,178,497
Treasury stock (136,685 shares in 2000 and 0 shares in 1999)-
  at cost                                                                                  (330,202)                --
Accumulated deficit                                                                     (21,216,659)        (7,762,678)
Unearned compensation                                                                    (1,584,057)        (7,776,278)
                                                                                       ------------       ------------
  Total stockholders' equity                                                             32,347,901          1,541,916
                                                                                       ------------       ------------
    Total liabilities and stockholders' equity                                         $ 37,151,106       $  4,729,295
                                                                                       ============       ============


   The accompanying notes are an integral part of these financial statements.

                               PARTSBASE.COM, INC.
                            Statements of Operations

                                                                                   Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                      2000                  1999                1998
                                                                  ----------------------------------------------------
Net revenues                                                      $  4,097,585          $   362,224          $   3,504
                                                                  ------------          -----------          ---------
Cost of revenues                                                     6,140,741            1,412,532             43,462
Stock-based compensation expense                                     2,308,440            1,799,139                 --
                                                                  ------------          -----------          ---------
       Total cost of revenues                                        8,449,181            3,211,671             43,462
                                                                  ------------          -----------          ---------
Gross loss                                                          (4,351,596)          (2,849,447)           (39,958)
                                                                  ------------          -----------          ---------
Operating expenses:
General and administrative expenses                                  8,920,354            1,293,091            108,163
Stock-based compensation expense                                     1,944,398              899,821                 --
                                                                  ------------          -----------          ---------
       Total operating expenses                                     10,864,752            2,192,912            108,163
                                                                  ------------          -----------          ---------
Operating loss                                                     (15,216,348)          (5,042,359)          (148,121)
Other income (expense), net                                          1,762,367             (870,675)                --
                                                                  ------------          -----------          ---------
Net loss before value of preferred stock beneficial
  conversion feature                                               (13,453,981)          (5,913,034)          (148,121)
                                                                  ------------          -----------          ---------
Value of preferred stock beneficial conversion feature                      --           (1,902,375)                --
                                                                  ------------          -----------          ---------
Net loss attributable to common shareholders                      $(13,453,981)         $(7,815,409)         $(148,121)
                                                                  ============          ===========          =========
Basic and diluted net loss per common share                       $      (1.03)         $     (0.84)         $      --
                                                                  ============          ===========          =========
Weighted average common shares outstanding                          13,053,755            9,251,250                 --
                                                                  ============          ===========          =========

   The accompanying notes are an integral part of these financial statements.

                               PARTSBASE.COM, INC.
                       Statements of Stockholders' Equity
              For the Years Ended December 31, 2000, 1999, and 1998

                                                      PREFERRED STOCK             COMMON STOCK              TREASURY STOCK
                                                    -------------------       --------------------        -------------------
                                                    SHARES       AMOUNT       SHARES        AMOUNT        SHARES       AMOUNT
                                                    ------       ------       ------        ------        ------       ------
Balance, December 31, 1997..................            --     $        --            --    $   --            --       $   --
Contribution from parent ...................
Net loss ...................................
                                                  --------      ----------    ----------    ------      --------    ---------
Balance, December 31, 1998 .................            --              --            --        --            --           --

Net loss (January 1--April 26,  1999)
Contribution from parent ...................
Reorganization .............................
Common stock issued ........................                                 9,000,000
Restricted stock issued ....................                                 1,075,250
Preferred stock issued .....................       855,000     $1,902,375
Exchange of restricted stock for
  stock options ............................                                  (824,000)
Unearned compensation related to
  stock options ............................
Recognition of unearned
  compensation .............................
Beneficial conversion feature of
  convertible notes ........................
Warrants issued ............................
Net loss
  (April 27--December 31, 1999)                   --------      ----------    ----------    ------      --------    ---------
Balance, December 31, 1999 .................       855,000       1,902,375     9,251,250        --            --           --
Common stock issued, net....................                                   3,500,000
Conversion of convertible
  preferred stock ..........................      (855,000)     (1,902,375)      855,000
Conversion of convertible
  notes ....................................                                     481,250
Unearned compensation related
  to stock options .........................
Recognition of unearned
  compensation .............................
Employee non-qualified stock
  options exercised ........................                                     304,665
Purchases of treasury stock ................                                    (136,685)       --       136,685    $(330,202)
Net loss ...................................
                                                  --------      ----------    ----------    ------      --------    ---------
Balance, December 31, 2000 .................            --      $       --    14,255,480    $   --       136,685    $(330,202)
                                                  ========      ==========    ==========    ======      ========    =========


     The accompanying notes are an integral part of these financial statements, continued

                                                                                                       DIVISIONAL
                                                  ADDITIONAL        UNEARNED        ACCUMULATED         EQUITY        STOCKHOLDERS'
                                               PAID-IN CAPITAL   COMPENSATION         DEFICIT         (DEFICIENCY)       EQUITY
                                                --------------   ------------      -------------      ----------      -------------
Balance, December 31, 1997 ..............      $    269,677       $        --       $         --       $(263,538)      $      6,139
Contribution from parent ................           122,938                                                                 122,938
Net loss ................................                                                               (148,121)          (148,121)
                                                  ---------      ------------      -------------       ---------       ------------
Balance, December 31, 1998 ..............           392,615                --                 --        (411,659)           (19,044)
Net loss (January 1--April 26, 1999)                                                                     (52,731)           (52,731)
Contribution from parent ................            22,659                                                                  22,659
Reorganization ..........................          (464,390)                                             464,390
Common stock issued .....................
Restricted stock issued .................         5,859,383       $(5,859,383)
Preferred stock issued ..................         1,902,375                         $ (1,902,375)                         1,902,375
Exchange of restricted stock for
  stock options .........................         3,531,441        (3,531,441)
Unearned compensation related to
  stock options .........................         1,084,414        (1,084,414)
Recognition of unearned
  compensation ..........................                           2,698,960                                             2,698,960
Beneficial conversion feature of
  convertible notes .....................           850,000                                                                 850,000
Warrants issued .........................         2,000,000                                                               2,000,000
Net loss
  (April 27--December 31, 1999)                                                       (5,860,303)                        (5,860,303)
                                               ------------       -----------       ------------       ---------       ------------
Balance, December 31, 1999 ..............        15,178,497        (7,776,278)        (7,762,678)                         1,541,916
Common stock issued .....................        40,710,595                                                              40,710,595
Conversion of convertible
  preferred stock .......................         1,902,375
Conversion of convertible
  notes .................................          (569,516)                                                               (569,516)
Unearned compensation related
  to stock options ......................         1,206,153        (1,206,153)                                                   --
Recognition of unearned
  compensation ..........................                           4,252,838                                             4,252,838
Reverse unearned compensation due to
  forfeited non-vested options...........        (3,145,536)        3,145,536                 --                                 --
Employee non-qualified stock
  options exercised .....................           196,251                                                                 196,251
Purchases of treasury stock .............                                                                                  (330,202)
Net loss ................................                                            (13,453,981)                       (13,453,981)
                                               ------------       -----------       ------------       ---------       ------------
Balance, December 31, 2000 ..............       $55,478,819       $(1,584,057)      $(21,216,659)      $      --       $ 32,347,901
                                               ============       ===========       ============       =========       ============

     The accompanying notes are an integral part of these financial statements, concluded.

                               PARTSBASE.COM, INC.
                            Statements of Cash Flows

                                                                                          Year Ended December 31,
                                                                          ---------------------------------------------------
                                                                               2000                 1999              1998
                                                                          ---------------------------------------------------
Cash flows from operating activities:
  Net loss ......................................................         $(13,453,981)         $(5,913,034)         (148,121)
  Adjustments to reconcile net loss to cash used in
    operating activities:
  Depreciation and amortization .................................              752,314              410,918             2,453
  Loss on property disposals ....................................                   --                  583                --
  Recognition of stock-based compensation .......................            4,252,838            2,698,960                --
  Noncash interest on convertible notes .........................                   --              850,000                --
  Noncash costs allocated from former parent ....................                   --               15,037            39,153
  Changes in assets & liabilities:
    Accounts receivable, net ....................................           (1,212,761)            (297,884)               --
    Prepaids and other current assets ...........................             (666,674)            (504,547)               --
    Deferred financing costs & other assets .....................               (5,226)             (56,282)               --
    Accounts payable ............................................              347,401              716,054               760
    Other accrued liabilities ...................................              186,426              233,270                --
    Deferred revenue, net .......................................            1,955,444            1,241,319            22,659
    Accounts payable--related party .............................                   --                9,108                --
                                                                          ------------          -----------          --------
      Net cash used in operating activities .....................           (7,844,219)            (596,498)          (83,096)
                                                                          ------------          -----------          --------
Cash flows from investing activities:
  Capital expenditures ..........................................           (2,925,475)          (1,022,049)             (688)
  Purchase of investment securities .............................           (7,643,140)                  --                --
  Web site development costs ....................................              (24,000)            (216,075)               --
                                                                          ------------          -----------          --------
      Net cash used in investing activities .....................          (10,592,615)          (1,238,124)             (688)
                                                                          ------------          -----------          --------
Cash flows from financing activities:
  Issuance of convertible notes .................................                   --              962,500                --
  Issuance of common stock ......................................           40,881,000                   --                --
  Debt issue costs ..............................................                   --             (138,700)               --
  Issuance of preferred stock ...................................                   --            1,902,375                --
  Deferred offering costs .......................................                   --             (163,899)               --
  Exercise of employee non-qualified stock options ..............              196,251                   --                --
  Purchase of treasury stock ....................................             (330,202)                  --                --
  Paid-in capital ...............................................                   --                7,622            83,784
                                                                          ------------          -----------          --------
      Net cash provided by financing activities .................           40,747,049            2,569,898            83,784
                                                                          ------------          -----------          --------
Net increase in cash and cash equivalents .......................           22,310,215              735,276                --
Cash and cash equivalents at beginning of period ................              735,276                   --                --
                                                                          ------------          -----------          --------
Cash and cash equivalents at end of period ......................         $ 23,045,491          $   735,276                --
                                                                          ============          ===========          ========
Noncash financing activities--
Warrants issued in connection with issuance of the
  convertible notes .............................................         $         --          $ 2,000,000          $     --
                                                                          ============          ===========          ========

The accompanying notes are an integral part of these financial statements.

Note 1 - BACKGROUND AND ORGANIZATION

     PartsBase.com ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     Prior to April 1999, the Company operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs"). In April 1999, the assets of the Division were conveyed to Mr. Robert A. Hammond, Jr. in consideration for, among other things, Mr. Hammond's equity interest in Aviation Labs. On April 27, 1999, Mr. Hammond transferred the assets of the Division into and incorporated PartsBase as a Texas corporation. The accounting for the contribution of the Division into PartsBase has been reported in the accompanying financial statements as a reorganization of entities under common control in a manner similar to a pooling of interests.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     PartsBase recognizes subscription, banner advertising, and other revenues over the life of the respective subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Gross revenue represents total subscription, advertising and other sales made during the period presented, of which a portion is deferred. Deferred revenue as of December 31, 2000 and 1999 was $3,219,422 and $1,263,978, respectively, net of an allowance of $130,447 and $0, respectively. Net revenue represents that portion of gross revenue that was earned during the period presented.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist primarily of uninsured cash and cash equivalents. Cash and cash equivalents are deposited with a federally insured commercial bank in the United States. At December 31, 2000 the Company had all of its cash and cash equivalents in three financial institutions of which the excess over $100,000 is not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit exposure. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     The Company sells primarily to aviation related companies and does not require collateral. The Company analyzes the need for reserves for potential credit losses and records a provision for bad debts when necessary. As of December 31, 2000 and 1999, the Company maintained an allowance for doubtful accounts related to its receivables of $221,559 and, $0, respectively.

     The Company has subscribers in more than 115 countries. The Company did not derive more than 10% of its revenue from any single foreign country during 2000 and 1999. Prior to 1999, all of the Company's revenue was derived from domestic customers.

Property and Equipment

     Property and equipment is stated at cost. Costs incurred for additions, improvements and betterments are capitalized as incurred. Costs for maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the statements of operations. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term using the straight-line method. Depreciation and amortization are computed using the straight-line method over the following estimated service lives of the related assets:

         Computer software......................................    3 years
         Computer equipment.....................................    5 years
         Communication equipment................................    7 years
         Furniture and fixtures.................................    7 years

Deferred  Financing Costs

     Issue costs associated with obtaining debt through the Company's Private Placement, including the excess of the fair value over exercise price of warrants issued to the underwriters of the debt, and the Initial Public Offering ("IPO") of its common stock, $2,302,602, are recorded as deferred financing costs in the balance sheet of December 31, 1999. All fees and issue costs associated with the Private Placement are amortized over the term of the related debt utilizing the straight-line method or until conversion of such debt to shares of common stock. Amortization of financing costs related to the Private Placement amounted to $364,925 for the year ended December 31, 1999. As the debt was converted to shares of common stock in conjunction with the IPO completed during fiscal 2000 and in accordance with the terms of the Private Placement, the deferred financing costs were reclassified to additional paid-in capital and offset against the proceeds from the IPO in fiscal 2000.

Fair Value Of Financial Instruments

     The Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company's convertible notes payable are carried at cost and had a fair value of $5,793,641 based on the market value of the underlying common stock on December 31, 1999 plus unpaid interest as of December 31, 1999.

Web Site Development Costs

     The Company follows the provisions of Statements Of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met.

     Web site development costs, which are enhancements intended to extend and/or improve significantly the marketability of the original product, are capitalized; all other costs are expensed as incurred and classified as cost of revenues. Web site development costs of $24,000 and $216,075 were capitalized during the years ended December 31, 2000 and 1999, respectively. No web site development costs were capitalized in prior periods. As of December 31, 2000 and 1999, capitalized web site development costs, net of amortization, were $90,020 and $188,152, respectively, and included in other assets in the accompanying balance sheets.

     Amortization is computed on an enhancement-by-enhancement basis utilizing the straight-line method over the estimated economic life of the enhancement, which at December 31, 2000 and 1999, is estimated to be 24 months.

Accounting for Stock-based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the tax provision in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount to be recovered.

Net Loss Per Share

     Basic net income/(loss) per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income/(loss) per share is computed on the basis of the weighted average number of shares outstanding during the period plus potential common shares arising from the assumed exercise of stock options and warrants, if dilutive. The dilutive impact of potential common shares is determined by applying the treasury stock method.

Reclassifications

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Guidance

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by SFAS No. 138 for certain derivative instruments and hedging activities as indicated by SFAS 138. The Company will adopt SFAS 133 in fiscal year 2001. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities, and therefore, the Company anticipates there will be no impact to its financial statements.

     In September 1999, the Emerging Issues Task Force ("EITF") issued EITF D-83 "Accounting for Payroll Taxes with Stock Option Exercises." When nonqualified stock options are exercised, the difference between the exercise price paid and the fair value of the acquired stock on the exercise date ("intrinsic value") is considered ordinary income for purposes of determining the employee's federal income taxes. The employer is entitled to a federal income tax deduction in the period the option is exercised of an amount equal to the employee's ordinary income. Also, the intrinsic value of the exercised options is considered the equivalent of compensation paid directly to the employee and, therefore, the employer must pay Medicare taxes, and perhaps FICA taxes, depending on the employee's aggregate compensation level. The FASB staff believes that payroll taxes, even though directly related to the appreciation on stock options, are operating expenses and should be reflected as such in the statement of operations. The Company adopted EITF D-83 for employer payroll taxes incurred on stock options exercised during fiscal year 2000 (no stock options were eligible for exercision during fiscal 1999) and all such payroll taxes were recorded as operating expenses in the accompanying statements of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 during fiscal year 2000, and such adoption had no impact to its financial statements as of December 31, 2000.

     In July 2000, the EITF issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 1, 2000 for non-qualified stock options exercised by employees and such adoption had no impact to its financial statements as of December 31, 2000 since the Company has no taxable income.

Note 3 - INVESTMENTS

The Company's investments in U.S. government and corporate debt securities, whose maturities are typically one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. Investments in securities are summarized as follows at December 31, 2000:

                                           Market          Gross Unrealized     Gross Unrealized          Amortized
                                           Value             Holding Gain         Holding Loss               Cost
                                         ----------           ----------           ----------            ----------
Current:
U.S. government agencies                 $  774,162           $      939           $     --              $  773,223
Corporate debt securities                 6,440,416               74,587                 --               6,365,829
                                         ----------           ----------           ----------            ----------
Totals                                    7,214,578               75,526                 --               7,139,052
                                         ==========           ==========           ==========            ==========

Non-Current:
Corporate debt securities                   500,110                 --                 (1,741)              501,851
                                         ----------           ----------           ----------            ----------
Totals                                   $  500,110           $     --             $   (1,741)           $  501,851
                                         ==========           ==========           ==========            ==========

     The non-current portion of investments is included in other assets in the accompanying balance sheets. Investments totaling $2,237, representing the balance in a brokerage cash account at December 31, 2000, are not included in the summary above.

     On January 15, 2001, corporate debt securities owned by the Company, issued by a State of California electrical utility (the "Utility"), with a face value of $400,000 and maturing on January 15, 2001, were defaulted on. The current market value of this security as of March 20, 2001, excluding accrued interest owed, was $296,000 and its debt rating was recently lowered to Caa3 by Moody's . The Utility is currently in negotiations with its banks and the Public Utilities Commission of California to resolve its financial difficulties and pay amounts owed to its secured and unsecured creditors. The Company believes that it is probable the Company will be able to collect all amounts due the Company, including accrued interest, according to the contractual terms of the debt security and, therefore, the decline in fair value of the debt security is judged to be temporary as of December 31, 2000.

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment, consisted of the following:

                                                      December 31,
                                            --------------------------------
                                                2000                 1999
                                            -----------          -----------

          Computer Equipment                $ 1,829,161          $   298,345
          Computer Software                   1,493,035              675,000
          Telephone Equipment                   289,230               42,379
          Furniture and Fixtures                336,363               18,399
          L/H Improvements                       11,808                   --
                                            -----------          -----------
                                              3,959,597            1,034,123
          Accumulated Depreciation             (304,287)             (24,646)
                                            -----------          -----------
                                            $ 3,655,310          $ 1,009,477
                                            ===========          ===========

Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $279,641, $22,193 and $2,453, respectively.

Note 5 - SEGMENT INFORMATION

     Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from internal management reports is as follows:

                                               Year Ended December 31,
                                     ------------------------------------------
                                        2000            1999            1998
                                     ----------      ----------      ----------
          Net revenues:
          Subscriptions              $3,876,333      $  357,877      $    3,504
          Advertising                   188,490           4,347              --
          Other                          32,762              --              --
                                     ----------      ----------      ----------
          Total                      $4,097,585      $  362,224      $    3,504
                                     ==========      ==========      ==========

Note 6 - COMMITMENTS AND CONTIGENCIES

     In December 2000, a third party company (the "Third Party") unaffiliated with the Company instituted arbitration proceedings against the Company in Dallas, Texas based upon the Third Party's allegation that the Company breached a professional services agreement dated February 18, 2000. The Third Party seeks damages from the Company of $308,083 plus interest, fees, costs and alleged damages for copyright infringement, all based upon the Third Party's allegations that the Company breached it's payment obligations under the professional services agreement. The Company filed a counterclaim denying that it breached the professional services agreement and claimed entitlement to a refund of $73,496 of funds previously paid to the Third Party. Additionally, the Company claims damages of $250,000 as a result of the Third Party's breach of its obligations. The Company intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. Because this matter is in its early stages, the Company has not yet determined the impact, if any, upon its financial statements.

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS Content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments during the first year of the Agreement. Beginning with the second year and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company was also obligated to obtain and deliver to USAIS, on or before March 21, 2001, an irrevocable, transferable standby Letter of Credit in the amount of $1,665,000, collateralized by a certificate of deposit of the same amount.

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has entered into an irrevocable standby letter of credit in favor of the sublessor in the amount of $500,000. From the commencement date of the sublease through February 28, 2001 the Company is obligated to pay rent on only 25,000 square feet. The base rent per square foot during this term ranges between $12.57 and $12.94 plus common area maintenance fees. The following represents the minimum annual rent during the term of the sublease:

                                                      Minimum
                                                      -------
            Year Ending December 31,                Annual Rent
            ------------------------                -----------

                   2001                             $   438,484
                   2002                                 477,470
                   2003                                 491,798
                   2004                                 506,544
                   2005                                 521,940
                   Thereafter                           161,040
                                                    -----------
                                                    $ 2,597,276
                                                    ===========

Rent expense for the years ended December 31, 2000, 1999, and 1998 was $573,527, $44,859, and $12,000, respectively.

Note 7 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

     In March 2000, the Company completed, through an initial public offering ("IPO"), the issuance of an aggregate of 3,500,000 shares of no par common stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $40.7 million and were used primarily for working capital, information technology, expansion of sales and marketing activities, and other general corporate purposes. Between November 1, 1999 and November 17, 1999, the Company sold 855,000 shares of its Series A Convertible Preferred Stock at $2.50 per share for aggregate net proceeds of $1,902,375 after commissions of $235,125. The Convertible Preferred Stock had a beneficial conversion feature totaling $1,902,375, measured as the difference between the conversion price of $2.50 per share and the fair value of the underlying common stock at the time of issuance. In connection with the IPO, all preferred shares were redeemed into 855,000 shares of the Company's no par common stock.

     In accordance with the Company's share repurchase program implemented in the fourth quarter of 2000, 136,685 shares of the Company's common stock were repurchased in fiscal 2000 at a total cost of $330,202. Such shares are to be retired by the Company.

Unearned Compensation

     Unearned compensation of $1,206,153 and $10,475,238 was charged to stockholders' equity in 2000 and 1999, respectively, in connection with the issuance of stock options and restricted stock grants based on the market value of the Company's common stock at the date of grant. This charge is amortized to the statements of operations as the underlying options vest. As unamortized options are forfeited, the unamortized unearned compensation is reversed against additional paid-in capital. During fiscal 2000, $3,145,536 was reversed due to forfeited options. Compensation expense of $4,252,838 and $2,698,960, related to these options, was recognized in the statements of operations during 2000 and 1999, respectively,

Warrants

     In 1999, the Company, through a Private Placement (the "Private Placement"), sold and issued 8% Convertible Secured Subordinated Notes to several investors. In connection with the closing of the private placement, the placement agent was granted warrants to purchase 200,000 shares of no par common stock of the Company at an exercise price equal to $2.00 per share until the expiration date of September 1, 2002. Subsequent to December 31, 1999, an agreement was reached with the placement agent that reduced the number of warrants from 200,000 to 175,000. As of December 31, 2000 and 1999, no warrants had been exercised. In the event of certain consolidations or sales affecting the Company, the Company is required to call the warrants for cash at a price based on the greater of the trading price of the Company's common stock or the value paid by a purchaser for it's no par common stock.

     In connection with the IPO of 3,500,000 shares of no par value common stock in March 2000, stock purchase warrants, at an exercise price of $21.45 per share, for 262,500 shares of the Company's no par common stock were issued to representatives of the underwriters.

1999 Stock Option Plan

     On November 2, 1999 the Board of Directors (the "Board") adopted the PartsBase.com, Inc. 1999 Stock Option Plan (the "Plan"). The Plan is a qualified stock option plan in accordance with Section 422 of the Internal Revenue Code and provides for the issuance of both incentive and non-qualified stock options. The maximum number of shares of no par common stock that may be issued upon the exercise of all options shall not exceed 2,000,000 shares of no par common stock. The per share option price of the no par common stock shall be determined by the Board. The per share price with respect to any incentive stock options shall not be less than the fair market value of the no par common stock on the date of grant. Each option granted vests in accordance with a vesting schedule established by the Board or a Committee of the Board. Absent a specific determination of vesting, options granted shall vest over a forty-eight month period and the period of exercise of each option shall not exceed ten (10) years from date of grant. A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2000 and 1999 is presented below:


                                                                                Weighted-
                                                                                 Average
                                                                                Exercise
                                                              Shares             Price
                                                            ----------        ----------
     Outstanding January 1, 1999                                    --
     Granted                                                   919,375        $     0.63
     Exercised                                                      --
     Forfeited                                                      --                --
                                                            ----------        ----------
     Outstanding December 31, 1999                             919,375              0.63
     Granted                                                   983,625              5.13
     Exercised                                                (303,415)             0.63
     Forfeited                                                (536,720)             3.16
                                                            ----------        ----------
     Outstanding December 31, 2000                           1,062,865        $     3.52
                                                            ==========        ==========

     Options exercisable at December 31, 1999                  239,792        $     0.63
                                                            ==========        ==========
     Options exercisable at December 31, 2000                  464,166        $     2.22
                                                            ==========        ==========

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                    Options Outstanding                           Options Exercisable
----------------------------------------------------------------------        ------------------------------
                                         Weighted-
                                          Average
        Range of                         Remaining        Weighted-                              Weighted-
        Exercise         Number         Contractual        Average              Number           Average
         Prices       Outstanding       Life (Years)    Exercise Price        Exercisable     Exercise Price
         ------       -----------       ------------    --------------        -----------     --------------
    $0.63 to $0.65        444,288           8.93             $0.63              304,969           $0.63
    $3.00 to $5.50        470,327           9.57              5.15              138,158            5.15
    $6.38 to $13.00       148,250           9.55              6.98               21,039            6.98
                        ---------           ----             -----              -------           -----
                        1,062,865           9.30             $3.52              464,166           $2.22
                        =========           ====             =====              =======           =====

     The  Company  applies  the  provisions  of  APB  No.  25  and  its  related interpretations in accounting for its stock option plans. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123. Had the Company accounted for these plans under SFAS No. 123, the Company's net loss and net loss per share would have been impacted as follows for the years ended December 31, 2000 and 1999:

                                                                       2000                  1999
                                                                  ---------------       --------------
Net loss attributable to common stockholders:
         As reported ......................................       $  (13,453,981)       $   (5,913,304)
                                                                  ==============        ==============
         Proforma .........................................       $  (18,546,041)       $   (6,004,972)
                                                                  ==============        ==============

Basic and diluted loss per share
         As reported ......................................       $        (1.03)       $        (0.64)
                                                                  ==============        ==============
         Proforma .........................................       $        (1.42)       $        (0.65)
                                                                  ==============        ==============

     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method provided for in SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the years ended December 31, 2000 and 1999:

                                                            2000       1999
                                                           ------     ------

     Risk-free interest rate ..........................     5.06%     5.88%
     Expected life (in years) .........................        3         3
     Volatility .......................................      125%        0%
     Dividend yield ...................................        0%        0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Note 8 - INCOME TAXES

     The Company did not record any benefits for income taxes for the year ended December 31, 2000 because it incurred a current net operating loss of approximately $6,587,000. In years prior to December 31, 2000, the Company incurred net operating losses totaling approximately $2,454,000. The Company's net operating losses will fully expire in the year 2020.

     The Company's effective tax rate for the year ended December 31, 2000 and 1999 is comprised of the following items:

                                                       Year Ended                      Year Ended
                                                    December 31, 2000               December 31, 1999
                                                 ----------------------          ----------------------
     Statutory U.S. income tax rate               34.00%    $(4,574,353)          34.00%    $(2,010,432)
     Stock compensation                            0.00%             --            4.50%       (266,137)
     Operations prior to inception                 0.00%             --           (0.33)%        19,774
     Nondeductible permanent items                (0.09)%        12,286           (0.00)%            --
     Change in valuation allowance               (33.95)%     4,567,071          (41.66)%     2,463,662
     Other                                         0.04%         (5,004)           3.49%       (206,867)
                                                   ----     -----------            ----    -----------
                                                   0.00%    $        --            0.00%   $        --
                                                   ====     ===========            ====    ===========

Temporary differences and carryforwards that cause significant portions of deferred tax assets and liabilities are as follows:

                                                December 31,       December 31,
                                                    2000               1999
                                                -----------        -----------
     Deferred tax assets:
     Net operating loss                         $ 3,401,807        $ 2,472,090
     Deferred revenue                             1,211,468                 --
     Stock compensation                           2,349,149                 --
     Allowance for bad debts                         83,373                 --
     Deferred rent                                   33,512                 --
                                                -----------        -----------
       Total deferred tax assets                  7,079,309          2,472,090
                                                -----------        -----------

     Deferred tax liabilities:
     Property and equipment                           7,068                798
     Web development costs                           33,878                 --
                                                -----------        -----------
       Total deferred tax liabilities                40,946                798
                                                -----------        -----------

       Less: Valuation allowance                 (7,038,363)        (2,471,292)
                                                -----------        -----------

     Net deferred tax asset                     $        --        $        --
                                                ===========        ===========

Management believes there is no assurance that the Company will generate sufficient taxable income to utilize all of its deferred tax assets. Therefore, a valuation allowance has been established to offset the net deferred tax assets.

Note 9 - RELATED PARTY TRANSACTIONS

Contract Services

     A company owned and operated by one of the Company's former directors and minority stockholders provided significant services designing and maintaining the Company's web site during 1999. Services performed totaled $260,000, of which approximately $216,075 was capitalized as web site development costs and approximately $40,000 was expensed as cost of sales for the year ended December 31, 1999. There was $37,350 owed to this company as of December 31,1999 which is included in accounts payable in the accompanying balance sheets. Such company did not provide any services during 2000 and there were no amounts owed this company as of December 31, 2000.

     In addition, a company owned and operated by another of the Company's directors provided services in connection with the design of the Company's advertising brochures and other marketing materials. The total amount of payments made by the Company for such services performed for the years ended December 31, 2000 and 1999 was $34,200 and $53,263 respectively, and there were no amounts owed this company as of December 31, 2000 and 1999, respectively.

Due to/from Other Companies

     The company, in which PartsBase had previously operated as a division until April 26, 1999, collected sales revenues and paid certain costs on its behalf. The other company then billed PartsBase for net amounts owed. At December 31, 2000, there were no amounts due to such company. At December 31, 1999, the Company owed a net amount aggregating $9,108.

Allocation of Costs Incurred by Former Parent

     The financial statements include costs incurred by Aviation Labs on the Company's behalf in 1999 and 1988. Such costs include administrative salaries, related payroll taxes and benefits, utilities, office supplies and rent. These costs aggregated $15,037 and $39,153 for the years ended December 31, 1999 and 1998, respectively. The Company used a proportional cost allocation methodology based on the ratio of the number of employees dedicated to the operations of the Company to the total number of employees of Aviation Labs. Management believes such allocation to be reasonable.

NOTE 10 - Quarterly Financial Information (Unaudited)

                         (000's, except per share data)

                                                      First         Second           Third          Fourth
                                                     Quarter        Quarter         Quarter         Quarter
                                                     -------        -------         -------         -------
Net revenues:
  2000 .......................................       $   550        $   935         $ 1,200         $ 1,413
  1999 .......................................            14             23              85             240
Gross loss:
  2000 .......................................          (845)           (13)           (434)         (3,060)*
  1999 .......................................             4            (41)           (427)         (2,385)**
Operating loss:
  2000 .......................................        (3,593)        (3,131)         (3,993)         (4,499)*
  1999 .......................................           (43)          (137)         (1,380)         (3,483)**
Net loss:
  2000 .......................................        (3,577)        (2,531)         (3,341)         (4,005)
  1999 .......................................           (43)          (137)         (2,178)         (3,555)
Net loss per share:
Basic
  2000 .......................................         (0.36)         (0.18)          (0.24)          (0.25)
  1999 .......................................         (0.00)         (0.01)          (0.24)          (0.59)
Diluted
  2000 .......................................         (0.36)         (0.18)          (0.24)          (0.25)
  1999 .......................................         (0.00)         (0.01)          (0.24)          (0.59)

*    Includes   reclassification  of  approximately  $2,308,000  of  stock-based compensation expense from operating expenses to cost of revenues.

**   Includes   reclassification  of  approximately  $1,799,000  of  stock-based compensation expense from operating expenses to cost of revenues.

The information for 1998 is not presented due to the fact that the Company was not an SEC registrant, and as such did not keep records on a quarterly basis.

NOTE 11 - Convertible Notes Payable

     For the period from June 9, 1999 to August 31, 1999, the Company, through a Private Placement, sold and issued 8% Convertible Secured Subordinated Notes due and payable December 31, 2001 totaling $900,000 (the "Convertible Notes") to several investors. Terms of the Convertible Notes provide for interest at 8% payable quarterly. All principal and unpaid interest is due and payable December 31, 2001, if there is no conversion. Each note is convertible at any time into common stock at a conversion price of $2.00 per share at the holder's option. The Convertible Notes automatically convert upon the filing and closing of an initial public offering of the Company's common stock with gross proceeds of $5 million or more or upon certain mergers and consolidations of the Company.Accrued interest payable on such notes at December 31, 1999 aggregated $18,641. The Convertible Notes have a beneficial conversion feature totaling $787,500, measured as the difference between the conversion price of $2.00 per share and the fair value of the underlying common stock at the time of issuance limited to the amount of proceeds received. The beneficial conversion feature has been recorded as a charge to interest expense with a corresponding credit to additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Convertible Notes are immediately convertible at the option of the holder. The Convertible Notes are secured by substantially all of the Company's assets.

     In November 1999, the Company issued an additional $62,500 of notes having substantially identical terms to the Convertible Notes to an aggregate of two investors, including $50,000 sold to the father of one of the Company's executive officers. The Convertible Notes have a beneficial conversion feature of $62,500 measured as the difference between the conversion price of $2.00 per share and the fair value of the underlying stock at time of issuance, limited to the amount of proceeds. At the time of issuance, the beneficial conversion feature was recorded as a charge to interest expense and with a corresponding credit to additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Convertible Notes are immediately convertible at the option of the holder.

     As discussed in Note 7 herein, all of the Convertible Notes were converted to shares of common stock of the Company during fiscal 2000.

Note 12 - Restricted Stock Bonus Plan

     In May 1999, the Company adopted the PartsBase.com, Inc. Restricted Stock Bonus Plan ("Stock Bonus Plan"). Under the Stock Bonus Plan, the Company was authorized to award or grant to employees, consultants, officers and directors (except persons serving as directors only) shares of common stock subject to a substantial risk of forfeiture. The Board of Directors had the sole authority to select participants, to establish the terms and conditions of the stock, including vesting provisions, and to grant the stock. The maximum number of shares of common stock which could have been granted under the Stock Bonus Plan was 1,200,000 shares. In the event a stock grant recipient was terminated, any unvested portion of the shares that were subject to the stock grant was canceled. Each stock grant recipient has all the rights of a shareholder with respect to stock received pursuant to the Stock Bonus Plan, including the right to vote such shares and receive all dividends and other distributions.

     On November 17, 1999 the Company entered into an agreement with all of the employees who received restricted stock awards. The agreement calls for the employee to return all shares received and the termination of the Restricted Stock Agreement between the employee and the Company as it relates to the restricted stock award. As part of the terminated restricted stock award each employee participating in the restricted stock grant plan received one (1) nonqualified option to purchase one (1) share of common stock for each restricted stock terminated. The options granted are part of the PartsBase.Com, Inc. 1999 Stock Option Plan and vest over a twenty-four month period and the period of exercise shall not exceed ten (10) years from date of the grant. The options were granted at $0.63 per share. The number of options granted as part of this agreement totaled 824,000. As a result of the termination of the restricted stock and issuance of the nonqualified stock options, additional unearned compensation of approximately $3,500,000 was charged to stockholders' equity in November 1999. The additional unearned compensation was determined as the amount by which the intrinsic value of the options issued exceeded the amount of unearned compensation recorded prior to the termination of the restricted stock based on the market value of the Company's common stock at the date of grant. Prior to termination, stock grants totaling 1,075,250 were outstanding. An aggregate of 251,250 shares of restricted stock remain outstanding under the Stock Bonus Plan. Such stock is held by a total of four persons, including 250,000 shares held by Steven Spencer, a director and executive officer. Mr. Spencer's stock grant vested with respect to 50,000 shares upon commencement of employment. The remaining 200,000 shares vest in 24 equal monthly installments; provided, however, that vesting shall accelerate with respect to 100,000 shares upon completion of an initial public offering. The remaining 100,000 shares vest in equal monthly installments over the two year period beginning with the commencement of Mr. Spencer's employment.

     The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its employee stock grant plan. As the stock grants were recorded at their fair value at the date of grant, compensation expense recognized was no different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

1.1(3)         Form of Underwriting Agreement

3.1(3)         Form of Amended and Restated Articles of Incorporation

3.2(3)         Form of Amended and Restated Bylaws

4.1(3)         Form of Common Stock Certificate

4.2(3)         Form of Representative's Warrant

4.3(2) Form of Warrant Agreement, dated as of August 31, 1998, in favor of Gunn Allen

4.4(2)         Form of Subscription Document for August 1999 Private Placement

4.5(2)         Form of Subscription Document for November 1999 Private Placement

4.6(2)         Form of convertible Promissory Note

10.1(2)        PartsBase.com, Inc. Amended Restricted Stock Bonus Plan

10.2(1)        PartsBase.com, Inc. Stock Option Plan

10.3(2) Lease Agreement with respect to office space in Boca Raton, Florida

10.4(3)        Form of Indemnification Agreement

10.5(2)        Employment Agreement of Robert Hammond, Jr.

10.6(2)        Employment Agreement of Steven Spencer

10.7(2)        Employment Agreement of Kevin Steil

10.8(2)        Employment Agreement of Michael Siegel

10.9(2)        Employment Agreement of Yves Duplan

10.10(2)       Consulting Agreement with Plan Three Solutions, L.L.C.

10.11(2)       Software License Agreement with Tradex Technologies, Inc.

10.12(2)       Software License Agreement with Trading Dynamics, Inc.

10.13(4) Sublease Agreement dated April 2000 between Alamo Rent-A-Car LLC and the Company

10.14(4) Content License and Reseller Agreement between USA Information Systems, Inc. and the Company

10.15(6) Amendment to the Content License and Reseller Agreement between USA Information Systems, Inc. and the Company

17.1(5) Resignation letter of Louis W. Storms IV as a member of the company's Board of Directors

23.1(6)        Independent Auditors' Consent

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-94337), filed on January 10, 2000 and declared effective on March 21, 2000.

(2) Incorporated by reference to the Registrant's Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-94337), filed on February 22, 2000 and declared effective on March 21, 2000.

(3) Incorporated by reference to the Registrant's Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-94337), filed on March 16, 2000 and declared effective on March 21, 2000.

(4) Incorporated by reference to the Registrant's Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.

(5) Incorporated by reference to the Registrant's Form 8-K dated October 26, 2000 and filed on December 6, 2000.

(6)  Filed herewith.