Form 10-Q
period 2001-03-31
PARTSBASE COM INC
filed 2001-05-15
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q





 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

     The registrant had an aggregate of 14,177,557 shares of its common stock, no par value, outstanding as of the close of business on April 27, 2001.

                               PARTSBASE.COM, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----
PART I-   FINANCIAL INFORMATION

  ITEM 1.   Financial Statements.................................              3

   ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................              9

   ITEM 3.  Quantitative and Qualitative Disclosure about Market
              Risk...............................................             12


PART II-   OTHER INFORMATION

   ITEM 1.  Legal Proceedings....................................             13

   ITEM 2.  Changes in Securities................................             14

   ITEM 3.  Default Upon Senior Securities.......................             14

   ITEM 4.  Submission of Matters to a Vote of Security Holders..             14

   ITEM 5.  Other Information....................................             14

   ITEM 6.  Exhibits and Reports on Form 8-K.....................             14

   SIGNATURES....................................................             15

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              PARTSBASE.COM, INC.
                            Condensed Balance Sheets


                                                      March 31,   2001         December 31,
                                                        (unaudited)                2000
                                                     -------------------    ------------------

Assets:
Current assets:
Cash and cash equivalents                              $  20,977,774           $  23,045,491
Accounts receivable, net of an allowance for
 doubtful accounts of $235,759 at March 31, 2001
 and $221,559 at December 31, 2000                         1,278,058               1,510,645
Investments, at amortized cost                             6,117,876               7,139,052
Prepaid expenses and other current assets                    380,796                 647,213
                                                        -------------           -------------
 Total current assets                                     28,754,504              32,342,401
Property and equipment, net                                3,572,354               3,655,310
Certificates of deposit - restricted cash                  2,189,008                 524,008
Other assets                                                  57,473                 629,387
                                                        -------------           -------------
 Total assets                                          $  34,573,339           $  37,151,106
                                                        ============            =============

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                       $    501,997            $   1,075,032
Accrued expenses and other current liabilities              464,290                  419,696
Deferred revenue, net                                     3,174,665                3,219,422
                                                        ------------            -------------
 Total current liabilities                                4,140,952                4,714,150

Other liabilities                                            96,656                   89,055
                                                        ------------            -------------
 Total liabilities                                        4,237,608                4,803,205
                                                        ------------            -------------

Commitments and Contingencies                                    --                       --

Stockholders' equity:
Preferred stock                                                  --                       --
Common stock, no par                                             --                       --
Additional paid-in capital                               53,866,172               55,478,819
Treasury stock, at cost                                    (122,285)                (330,202)
Accumulated deficit                                     (22,915,367)             (21,216,659)
Unearned compensation                                      (492,789)              (1,584,057)
                                                       -------------            -------------
 Total stockholders' equity                              30,335,731               32,347,901
                                                       -------------            -------------
  Total liabilities and stockholders' equity          $  34,573,339            $  37,151,106
                                                       =============            =============




  The accompanying notes are an integral part of these condensed financial statements.

                                                          PARTSBASE.COM, INC.
                                                  Condensed Statements of Operations
                                                              (unaudited)



                                                                                     THREE MONTHS ENDED
                                                                                 ----------------------------
                                                                                   MARCH 31,       MARCH 31,
                                                                                     2001            2000
                                                                                 ----------------------------

Net revenues                                                                    $  1,599,233    $    549,024
Cost of revenues                                                                   1,488,761       1,395,000
                                                                                 ------------    ------------
Gross profit (loss)                                                                  110,472        (845,976)
                                                                                 ------------    ------------

Operating expenses:
General and administrative expenses                                                2,264,256       1,284,791
Stock-based compensation expense                                                      43,011       1,462,233
                                                                                 ------------    ------------
Total operating expenses                                                           2,307,267       2,747,024
                                                                                 ------------    ------------

Operating loss                                                                    (2,196,795)     (3,593,000)
Other income (expense), net                                                          498,087          16,944
                                                                                 ------------    ------------
Net loss                                                                        $ (1,698,708)   $ (3,576,056)
                                                                                 ============    ============
Basic and diluted net loss per share                                            $      (0.12)   $      (0.37)
                                                                                 ============    ============
Weighted average of common shares
 outstanding                                                                      14,277,075       9,783,000
                                                                                 ===========     ============



The accompanying notes are an integral part of these condensed financial statements.

                                                          PARTSBASE.COM, INC.
                                                  Condensed Statements of Cash Flows
                                                              (unaudited)





                                                                                    THREE MONTHS ENDED
                                                                          -------------------------------------
                                                                            March 31, 2001     March 31, 2000
                                                                          -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (1,698,708)       $ (3,576,056)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                                   146,536             368,463
   Provision for doubtful accounts                                                 212,153              16,830
   Recognition of unearned compensation                                             43,011           1,462,233
   Changes in assets and liabilities:
     Accounts receivable                                                            20,434            (236,212)
     Prepaid expenses and other current assets                                     266,417             255,017
     Deferred charges and other assets                                              70,063              10,550
     Accounts payable                                                             (573,035)            440,987
     Accrued expenses and other current liabilities                                 44,594             (12,994)
     Deferred revenue, net                                                         (44,757)            718,738
     Other liabilities                                                               7,601                  --
                                                                               ------------        ------------
Net cash used in operating activities                                           (1,505,691)           (552,444)
                                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (63,580)           (639,044)
Proceeds from redemption of investments                                          1,523,027                  --
Web site development costs                                                              --             (24,000)
Purchase of certificate of deposit-restricted cash                              (1,665,000)                 --
                                                                               ------------        ------------
Net cash used in investing activities                                             (205,553)           (663,044)
                                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                             --          40,839,720
Purchase of treasury stock                                                        (520,668)                 --
Exercise of employee non-qualified stock options                                   164,195                  --
                                                                               ------------        ------------
Net cash provided by (used in) financing activities                               (356,473)         40,839,720
                                                                               ------------        ------------

Net change in cash and cash equivalents                                         (2,067,717)         39,624,232
Cash and cash equivalents at beginning of period                                23,045,491             735,276
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                    $ 20,977,774        $ 40,359,508
                                                                               ------------        ------------


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                       $      --           $  16,923
                                                                                    ======              ======
  Taxes                                                                          $      --           $      --
                                                                                    ======              ======


Supplemental schedule of noncash financing activities:
 Issuance of common stock in exchange for notes payable                          $      --           $ 962,500
                                                                                   =======             =======
 Retirement of treasury stock                                                    $ 728,564           $      --
                                                                                   =======             =======





The accompanying notes are an integral part of these condensed financial statements.

                               PARTSBASE.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

The Company and Basis of Presentation

     PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired and overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc.

     The accompanying unaudited condensed interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Revenue Recognition

     PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Gross revenue represents total subscription and advertising sales made during the period presented, of which a portion is deferred and recognized as earned. Net revenue represents that portion of gross revenue that was earned during the period presented. Therefore, during quarters with large gross revenue growth, gross margins will be negatively impacted due to the effect of sales commissions being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term.

Cash and Cash Equivalents

     Cash and cash equivalents consists of highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

     The Company's investments, whose maturities are typically one year or less, are held to maturity and valued at amortized cost. Investments in securities are summarized as follows at March 31, 2001 and December 31, 2000, respectively:


                                                     Gross Unreal.    Gross Unreal.     Amortized
                                        Fair Value   Holding Gain     Holding Loss        Cost
                                       ------------- -------------    -------------   -------------
As of March 31, 2001:
Current:
Corporate debt securities              $  6,042,134  $         --     $   (75,742)    $  6,117,876
                                        ============  ============     ============    ============

As of December 31, 2000
Current:
U.S. government agencies               $    774,162  $        939     $        --     $    773,223
Corporate debt securities                 6,440,416        74,587              --        6,365,829
                                        ------------  ------------     ------------    -----------
Totals                                 $  7,214,578  $     75,526     $        --     $  7,139,052
                                        ============  ============     ============    ===========

Non-Current:
Corporate debt securities              $    500,110  $         --     $    (1,741)    $    501,851
                                        ============  ============     ============    ===========


     On January 15, 2001, corporate debt securities owned by the Company, issued by a State of California electrical utility (the "Utility"), with a face value of $400,000 and maturing on January 15, 2001, were defaulted on. The current market value of this security as of March 31, 2001, was $340,000 and its debt rating was recently lowered to Caa3 by Moody's Investor Service. The Utility is currently in negotiations with its banks and the Public Utilities Commission of California to resolve its financial difficulties and pay amounts owed to its secured and unsecured creditors. While there can be no assurances, the Company currently believes that it is probable it will be able to collect all amounts due the Company according to the contractual terms of the debt security. On April 19, 2001 outstanding accrued interest on this obligation was paid to the Company and, as a result, the decline in fair value of the debt security is judged to be temporary as of March 31, 2001 and December 31, 2000, respectively.

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month periods ended March 31, 2001 and 2000, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Segment Information

     Based on the criteria established by Statement of Financial Accounting Standards ("SFAS")No.131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from internal management reports is as follows (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        2001       2000
                                                      ------------------

Net revenues:
Advertising                                          $    58    $    53
Subscriptions                                          1,501        496
Other                                                     40         --
                                                      ------     ------
 Total                                               $ 1,599    $   549
                                                      ======      =====


Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Commitments and Contingencies

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has entered into an irrevocable standby letter of credit in favor of the sublessor in the amount of $500,000 which is classified as a Certificate of deposit- restricted cash on the balance sheets of March 31, 2001 and December 31, 2000, respectively. From the commencement date of the sublease through February 28, 2001 the Company was obligated to pay rent on only 25,000 square feet. Effective March 1, 2001 the Company became obligated to pay all minimum annual rent required by the prime lease.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS ("the Subscription Services"). Per the Agreement, as amended on March 15, 2001, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments through May 15, 2001. Commencing June 15, 2001 and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company was also obligated to obtain, and delivered to, USAIS on March 20, 2001, an irrevocable, transferable standby Letter of Credit in the amount of $1,665,000, collateralized by a certificate of deposit of the same amount which is classified as Certificate of deposit- restricted cash on the balance sheet in the accompanying financial statements at March 31, 2001.

     In September 2000 we sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by us. The check, along with a replacement check, was cashed by the payee. Before we learned that both checks had been cashed by the payee, we entered into a binding settlement with the payee ending our business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit our account. We filed suit, and discovery has commenced. The only claim against us in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action.

     In December 2000, a third party (the "Third Party"), unaffiliated with us, instituted arbitration against us in Dallas, Texas based upon allegations that we breached a February 18, 2000 professional services agreement. The Third Party claims damages of $308,083 plus unliquidated amounts for copyright infringement, interest, attorney's fees and costs. We filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to us. We intend to vigorously defend the arbitration claim and prosecute the counterclaim, , but there can be no assurance that we will ultimately prevail. Because this matter is in its early stages, we have not yet determined the impact, if any, upon our financial statements.

     In April and May 2001, the Company received notice of or has been served with three purported class action lawsuits (Foderaro vs. Partsbase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. Partsbase, et.al. Case No. 01-8376 CIV-GRAHAM). The lawsuits name as defendants, the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The lawsuits allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The lawsuits seek damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a directors and officers liability insurance policy and intends to establish a litigation reserve in the second quarter of 2001.

     The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the lawsuits described herein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to thise set forth under "Risk Factors" included in Ehibit 99.1 elsewhere in this report .

Overview

     PARTSBASE.COM, INC. ("PartsBase" or the "Company") is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired and overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc.


Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues were $1,599,233 for the first quarter of 2001 and $549,024 for the first quarter of 2000, which represent an increase of 191% in 2001 over the corresponding period in 2000. During the first quarter of 2001, PartsBase signed up 694 new subscribers at an average subscription fee of $1,584 and 437 subscribers renewed their subscription for another year at an average subscription fee of $1,284. The aggregate average subscription fee of both new and renewal subscribers during the first quarter of 2001 was $1,469. During the first quarter of 2000, PartsBase signed up 1,178 new subscribers at an annual average annual subscription fee of $960 and 59 renewal subscribers at an annual average subscription fee of $864. The average new subscriber fee increased during the first quarter of 2001 due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data. At March 31, 2001, PartsBase had 4,837 paying subscribers as compared to 4,756 paying subscribers at December 31, 2000, and 1,952 paying subscribers at December 31, 1999. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, nor potential subscribers who are trialing the service.

     For the first three months of 2001 and 2000, gross revenues were $1,660,429 and $1,310,249, respectively which represent increases of 27% for 2001 over the corresponding period in 2000.

     PartsBase records earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, of which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue, net decreased to $3,174,665 at March 31, 2001, compared to $3,219,422 as of December 31, 2000, and increased from $2,742,619 at September 30, 2000, and $2,323,915 at
June 30, 2000.

     The following table sets forth gross revenue by product line for each of the four quarters in fiscal year 2000 and the first quarter of 2001, as well as sequential quarter-to-quarter revenue growth percentage for the second, third, and fourth quarters of fiscal year 2000 and first quarter of 2001 and related operating data for the same periods:

                               PartsBase.com Inc.
                        Revenue Detail by Quarter (000's)

                                                                 Three Months Ended
                                               -------------------------------------------------------------
                                              3/31/00      6/30/00         9/30/00     12/31/00      3/31/01
                                              -------      -------         -------     --------      -------
Subscription                                   $1,182       $1,191          $1,607      $2,083       $1,557
Advertising                                       128           95              48          20           60
Other                                               1           17               5           -           43
                                              -------      -------        --------     -------       ------
Total Gross Revenue                            $1,311       $1,303          $1,660      $2,103       $1,660
                                              =======       ======       =========      ======       ======
Sequential Gross Rev. Growth                      30%         (1%)             27%         27%        (21%)
                                              =======       ======       =========     =======       ======
Total Net Revenue                                $549         $935          $1,228      $1,386       $1,599
                                              =======       ======       =========     =======      =======
Sequential Net Rev. Growth                       128%          70%             31%         13%          15%
                                              =======       ======       =========     =======      =======
Salesperson Compensation                         $643*        $352            $720      $1,109         $730
                                              =======       ======       =========     =======      =======
Sales Comp/Gross Revenue                          49%          27%             43%         53%          44%
                                              =======       ======       =========     =======      =======
Deferred Revenue Balance                       $1,983       $2,324          $2,742      $3,219       $3,175
                                              =======       ======       =========     =======      =======

----------------------------
* - Net of sales related salary costs reclassified to selling, general and administrative expenses.

Cost of Revenues

     Cost of revenues consists of compensation for our sales and marketing personnel, telephone expenses, web site development, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for our sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with large gross revenue growth, gross margins will be negatively impacted due to the effect of sales commissions being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term. Cost of revenues were $1,488,762 for the first quarter of 2001 and $1,395,000 for the first quarter of 2000. As a percent of net revenues, cost of revenues were 93% for the first quarter of 2001 and 254% for the first quarter 2000. Salesperson compensation, $730,392 in the first quarter of 2001, as a percentage of gross revenue and net revenue was 44% and 46%, respectively. Salesperson compensation, $642,664 in the first quarter of 2000, as a percentage of gross revenue and net revenue was 49% and 117%, respectively. The decrease in percentage from 2000 was attributable to a lowering of commission rates on subscriptions sold at lower price points. At March 31, 2001, PartsBase employed 100 persons in sales and customer service, compared to 55 persons at March 31, 2000. Additionally, included in cost of revenues in the first quarter of 2001 was $314,000 for contract payments to a third party for government procurement data. These costs were not incurred in the 2000 period. In the first quarter of 2000, $253,444 was incurred for initial start-up costs relating to transactional software the Company had purchased. Such costs were not incurred in the first quarter of 2001.

General and Administrative Expenses

     General and administrative expenses were $2,264,256, exclusive of stock based compensation expense, or 142% of net revenues, for the first quarter of 2001, and $1,284,791, exclusive of stock based compensation expense, or 234% of net revenues, for the first quarter of 2000, respectively. General and administrative expenses consisted primarily of personnel costs of $1,436,125 and $575,500, advertising costs of $98,732 and $228,137, and other costs totaling $729,399 and $481,654 consisting of professional fees, rent, utilities, supplies and other related administrative costs, for the first quarter of 2001 and 2000, respectively. The increase in other costs is primarily attributable to an increase in facilities expense associated with the Sublease Agreement entered into in May 2000. At March 31, 2001, PartsBase employed 52 persons in administrative and executive management positions, compared to 27 persons at March 31, 2000.

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $43,011 and $1,462,233 was recognized in the first quarter of 2001 and 2000, respectively. The significant decrease in the current quarter compared to the same quarter of the prior year was a result of a decrease in the number of shares vesting. Stock-based compensation expense will continue to decrease in magnitude each quarter until fully recognized by April 2002.

Other Income (Expense), Net

     Other income, net was $498,087 for the first quarter of 2001 as compared to $16,944 for the first quarter of 2001. The significant increase in other income for the three months ended March 31, 2001 is attributable to dividend and interest income earned on the Company's investments and cash equivalents.

Net Loss

     As a result of the foregoing, the net loss decreased to $1,698,708 for the first quarter of 2001 compared to $3,576,056 for the first quarter of 2000.

Liquidity and Capital Resources

Financial Condition

     As of March 31, 2001, the Company had $20,977,774 of cash and cash equivalents, restricted cash totaling $2,189,008, and $6,117,876 of marketable securities. At March 31, 2001, the Company had $24,613,552 of working capital.

     The Company currently anticipates that its operating expenses will be a material use of its cash resources. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies that are complementary to those of the Company's, which may require the use of cash. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

     Net cash used in operating activities totaled $1,505,691 for the first three months of 2001, compared to cash used in operating activities of $552,444 for the first three months of 2000. The increase of $953,247 in cash used in operating activities for the first three months of 2001 was primarily due to the Company's ability to liquidate accounts payable on a more timely basis as a result of its IPO completed in the first quarter of 2000 and the result of the Company experiencing higher sequential growth rate in gross revenues in the first quarter of 2000 as opposed to the first quarter of 2001. The growth in gross revenues resulted in a commensurate increase in Accounts Receivable with normal net 30 payment terms, while commissions for these sales are paid the week following the recording of the sale, having a negative impact on cash flow. Additionally, the net loss for the first quarter 2001 was reduced by $1,877,348 as compared to the first quarter of 2000.

     Net cash used in investing activities totaled $205,553 for the first three months of 2001, compared to $663,044 for the first three months of 2000. The decrease of $457,491 in cash used in investing activities for the first three months of 2001 was primarily the result of the requirement under the Company's amended agreement with a provider of government procurement functionality to issue it an irrevocable letter of credit collateralized by a certificate of deposit in the amount of $1,665,000 as security for the balance of the Company's obligation under the amended agreement. During the 2001 quarter cash was provided from proceeds from redemptions of investments totaling $1,523,027. Additionally, the Company reduced its capital expenditures in the first quarter of 2001 by $575,464 as compared to the same 2000 quarter as the Company has decided to improve its technology at a slower pace in 2001.

     Net cash used in financing activities totaled $356,473 for the first three months of 2001, compared to net cash provided by financing activities totaling $40,839,720 for the first three months of 2000. The decrease for the first three months of 2001 is primarily the result of net proceeds received by PartsBase in connection with the issuance of common stock related to the Company's IPO during the first quarter of 2000. In addition, during the first quarter of 2001, the Company repurchased 291,900 shares of its no par common stock at a cost of $520,668.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2001, PartsBase's portfolio consisted of investments in institutional money market funds and corporate bonds rated A or higher at the time of purchase. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. Dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

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



PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 2000 we sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by us. The check, along with a replacement check, was cashed by the payee. Before we learned that both checks had been cashed by the payee, we entered into a binding settlement with the payee ending our business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit our account. We filed suit, and discovery has commenced. The only claim against us in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action.

     In December 2000, a third party (the "Third Party"), unaffiliated with us, instituted arbitration against us in Dallas, Texas based upon allegations that we breached a February 18, 2000 professional services agreement. The Third Party claims damages of $308,083 plus unliquidated amounts for copyright infringement, interest, attorney's fees and costs. We filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to us. We intend to vigorously defend the arbitration claim and prosecute the counterclaim, , but there can be no assurance that we will ultimately prevail. Because this matter is in its early stages, we have not yet determined the impact, if any, upon our financial statements.

     In April and May 2001, the Company received notice of or has been served with three purported class action lawsuits (Foderaro vs. Partsbase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and and Webb vs. Partsbase, et.al. Case No. 01-8376 CIV-GRAHAM). The lawsuits name as defendants, the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The lawsuits allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The lawsuits seek damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a directors and officers liability insurance policy and intends to establish a litigation reserve in the second quarter of 2001.

     The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the lawsuits described herein.


Item 2.  Changes in Securities

     On September 27, 2000 the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding no par common stock from time to time on the open market over the next twelve months at the prevailing market price. Once purchased, such shares would become treasury stock. Through March 31, 2001, the Company had repurchased a total of 429,585 shares of its outstanding no par common stock at an aggregate purchase price of $850,870 inclusive of brokerage fees, of which 291,900 shares at an aggregate cost of $520,668 had been purchased during the quarter ended March 31, 2001. As of April 30, 2001, the Company had completed the repurchase of 500,000 shares of its common stock.

     During the quarter ended March 31, 2001, pursuant to the exercise of stock options granted pursuant to the Company's 1999 Stock Option Plan (the " 1999 Plan") the Company issued 260,627 shares of its common stock. In connection with these exercises, the Company generated gross exercise proceeds of $164,195.

     In March 2001, pursuant to the 1999 Plan, the Company granted to several of its employees non-qualified stock options to acquire an aggregate of 315,000 shares of the Company's common stock at a per share exercise price of $5.00 per share. The options vest on a pro-rata basis over a 48 month period from the date of grant and expire 10 years from the date of the grant. Additionally, a member of the Board of Directors was granted the option to acquire 20,000 shares of the Company's common stock at an exercise price of $3.00 per share at any time through March 2011.


Item 3.  Defaults Upon Senior Securities

    None.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.


Item 5.  Other Information

     On May 7, 2001, the Company's Board of Directors authorized the Company to repurchase an additional 500,000 shares of its outstanding no par common stock from time to time on the open market over the next twelve months at the prevailing market price. Once purchased, such shares would become treasury stock.


Item 6.  Exhibits and Reports on Form 8-K

     On April 19, 2001, we filed a Current Report on Form 8-K dated April 19, 2001 reporting that a purported class action lawsuit against Partsbase.com, Inc. ("Partsbase" or the "Company"), certain of its current and former officers and directors, and the underwriters of its initial public offering has been filed in the United States District for the Southern District of Florida. (Foderaro vs. Partsbase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON) The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the lawsuits described herein.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 14, 2001                   /s/Robert A. Hammond
                                     -----------------------------
                                     ROBERT A. HAMMOND, JR.
                                     President,Chief Executive Officer,
                                     And Chairman
                                     (Principal Executive Officer)



Date:  May 14, 2001                  /s/Michael Siegel
                                     ------------------------------
                                     MICHAEL W. SIEGEL
                                     Chief Financial Officer
                                     (Principal Financial Accounting Officer)

                              PARTSBASE.COM, INC.

                                Index to Exhibits



Title                                                        Exhibit No.
--------------------------------                             -----------
Safe Harbor Compliance Statement                              99.1

                                                                    Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT

     The Company believes that the following risks could cause the Company's actual results to differ materially from those anticipated.

                 RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, ANTICIPATE CONTINUED LOSSES AND CANNOT GUARANTEE PROFITABILITY IN THE FUTURE. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2001. We may be unable to ever achieve profitability in the future. We have incurred net losses in each accounting period since we began operations in April 1996, totaling $22,915,367 as of March 31, 2001. We will need to generate significant revenues and reduce our expenses to achieve profitability. Although our revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     Our revenues for the foreseeable future will remain dependent on user traffic levels and the commitment of e-commerce customers in the aviation industry who subscribe to our service. Such future revenues are difficult to forecast. In addition, we plan to continue our expansion, to upgrade and enhance our technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

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

BECAUSE OUR REVENUE IS DERIVED FROM PROVIDING E-MARKETPLACE ACCESS TO SUBSCRIBERS FOR AN ANNUAL SUBSCRIPTION FEE, THE CANCELLATION OR NON-RENEWAL OF THESE SUBSCRIPTIONS WOULD HURT OUR BUSINESS. We have generated substantially all of our revenues to date through subscriber fees for access to our e-marketplace. Generally, our subscription fees are paid on an annual basis, and these subscriptions may be terminated on short-term notice. We have expended significant financial and personnel resources and have expanded our operations on the assumption that our subscribers will renew these annual subscriptions. We do not have a sufficiently long history of operations to be able to predict renewal rates. If our subscribers fail to continuously renew, or if they terminate, their subscriptions, our revenues would be significantly reduced and our business could suffer dramatically.

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