Form 10-Q
period 2001-06-30
PARTSBASE COM INC
filed 2001-08-07
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934


            For the transition period from          to

                            Commission File Number
                                   000-29727


                                 PartsBase, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                    76-0604158
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



                              621 N.W. 53rd Street
                         Boca Raton, Florida 33487-8242
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 561.953.0700



     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had an aggregate of 14,003,620 shares of its common stock, no par value, outstanding as of the close of business on August 3, 2001.

                                 PARTSBASE, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I-   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements ...................................          3

   ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................         9

   ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk        13


PART II-   OTHER INFORMATION

   ITEM 1.   Legal Proceedings .......................................        14

   ITEM 2.   Changes in Securities ...................................        15

   ITEM 3.   Default Upon Senior Securities ..........................        15

   ITEM 4.   Submission of Matters to a Vote of Security Holders .....        15

   ITEM 5.   Other Information .......................................        15

   ITEM 6.   Exhibits and Reports on Form 8-K ........................        15

   SIGNATURES                                                                 16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                         PARTSBASE, INC.
                                  Condensed Balance Sheets
                                          (Unaudited)


                                                                June 30,       December 31,
                                                                  2001            2000
                                                             --------------   --------------
                                                             --------------   --------------
Assets:
Current assets:
Cash and cash equivalents .................................   $ 21,513,576    $  23,045,491
Accounts receivable, net of allowance of $129,920
 and $221,559 at June 30, 2001 and December 31, 2000 ......        639,426       1,510,645
Marketable debt securities, at amortized cost .............      4,025,756       7,139,052
Prepaid expenses and other current assets .................        420,188         647,213
                                                               ------------    ------------
            Total current assets ..........................     26,598,946      32,342,401
Property and equipment, net ...............................      2,910,073       3,655,310
Certificates of deposit- restricted cash ..................      2,215,265         524,008
Other assets ..............................................         65,320         629,387
                                                               ------------    ------------
                 Total assets .............................   $ 31,789,604    $ 37,151,106
                                                               ============    ============

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable ..........................................   $    260,188    $  1,075,032
Accrued expenses and other current liabilities ............        545,449         419,696
Deferred revenue, net .....................................      2,730,784       3,219,422
                                                               ------------    ------------
            Total current liabilities .....................      3,536,421       4,714,150

Other liabilities .........................................        108,907          89,055
                                                               ------------    ------------
            Total liabilities .............................      3,645,328       4,803,205
                                                               ------------    ------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock ...........................................             --              --
Common stock, no par ......................................             --              --
Additional paid-in capital ................................     53,598,590      55,478,819
Treasury stock, at cost ...................................       (142,624)       (330,202)
Accumulated deficit .......................................    (24,981,364)    (21,216,659)
Unearned compensation .....................................       (330,326)     (1,584,057)
                                                               ------------    ------------
            Total stockholders' equity ....................     28,144,276      32,347,901
                                                               ------------    ------------
                 Total liabilities and stockholders' equity   $ 31,789,604    $ 37,151,106
                                                               ============    ============



The accompanying notes are an integral part of these condensed financial statements.

                                                            PARTSBASE, INC.
                                                   Condensed Statements of Operation
                                                              (Unaudited)



                                            Three Months Ended                 Six Months Ended
                                                 June 30,                        June 30,
                                      ------------------------------  ------------------------------
                                             2001           2000            2001             2000
                                      --------------  --------------  --------------  --------------
Net revenues .......................   $  1,353,833    $    935,113    $  2,953,066    $  1,484,137
Cost of revenues ...................      1,076,041         947,584       2,564,801       2,206,545
                                        ------------    ------------    ------------    ------------
Gross profit (loss) ................        277,792         (12,471)        388,265        (722,408)
                                        ------------    ------------    ------------    ------------

Operating expenses:
General and administrative expenses       2,050,310       2,101,093       4,314,567       3,521,887
Stock-based compensation expense ...        134,993       1,016,938         178,004       2,479,171
Litigation and other related costs .        457,500              --         457,500              --
                                        ------------    ------------    ------------    ------------
Total operating expenses ...........      2,642,803       3,118,031       4,950,071       6,001,058
                                        ------------    ------------    ------------    ------------

Operating loss .....................     (2,365,011)     (3,130,502)     (4,561,806)     (6,723,466)
Other income, net ..................        299,014         599,430         797,100         616,338
                                        ------------    ------------    ------------    ------------

Net loss ...........................   $ (2,065,997)   $ (2,531,072)   $ (3,764,706)   $ (6,107,128)
                                        ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.15)   $      (0.18)   $      (0.26)   $      (0.51)
                                        ============    ============    ============    ============
Weighted average of common
shares outstanding .................     14,155,140      14,088,000      14,219,174      11,909,000
                                        ============    ============    ============    ============

     The accompanying notes are an integral part of these condensed financial statements.


                                                            PARTSBASE, INC.
                                                  Condensed Statements of Cash Flows
                                                              (Unaudited)


                                                                     SIX MONTHS ENDED
                                                        --------------------------------------------
                                                            June 30, 2001           June 30, 2000
                                                         ------------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................   $ (3,764,706)          $ (6,107,128)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ......................        397,216                529,284
   Provision for doubtful accounts ....................        551,244                109,313
   Provision for litigation and other related costs....        158,565                     --
   Recognition of unearned compensation ...............        178,004              2,479,171
   Changes in assets and liabilities:
     Accounts receivable ..............................        361,063               (421,256)
     Prepaid expenses and other current assets ........        227,025               (469,820)
     Deferred charges and other assets ................         62,216                 (9,730)
     Accounts payable .................................       (445,123)                15,274
     Accrued expenses and other current liabilities ...        (31,780)               (95,251)
     Deferred revenue, net ............................       (488,638)             1,059,937
     Other liabilities ................................         19,850                     --
                                                           ------------           ------------
Net cash used in operating activities .................     (2,775,064)            (2,910,206)
                                                           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................        (77,516)            (1,262,196)
Web site development costs ............................             --                (24,000)
Maturities of marketable debt securities ..............      3,615,147                     --
Purchase of marketable debt securities ................             --             (5,664,029)
Purchase of certificate of deposit-restricted cash ....     (1,677,864)                    --
                                                           ------------           ------------
Net cash provided by (used in) investing activities ...      1,859,767             (6,950,225)
                                                           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net ...........             --             40,879,932
Purchase of treasury stock ............................       (795,544)                  (984)
Exercise of employee non-qualified stock options ......        178,926                     --
                                                            ------------          ------------
Net cash (used in) provided by financing activities ...       (616,618)            40,878,948
                                                            ------------          ------------

Net change in cash and cash equivalents ...............     (1,531,915)            31,018,517
Cash and cash equivalents at beginning of period ......     23,045,491                735,276
                                                           ------------           ------------
Cash and cash equivalents at end of period ............   $ 21,513,576           $ 31,753,793
                                                           ============           ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ............   $         --           $     18,353
                                                           ============           ============



The accompanying notes are an integral part of these condensed financial statements.



                                 PARTSBASE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


The Company and Basis of Presentation

     PartsBase, Inc. ("PartsBase" or the "Company"), formerly known as PartsBase.com, Inc., is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired and overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware.

     The accompanying unaudited condensed interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by
Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Revenue Recognition

     PartsBase records subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Net revenue represents that portion of gross revenue that was earned during the period presented. Therefore, during quarters with significant gross revenue growth, gross margins will be negatively impacted due to the effect of sales costs being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month periods ended June 30, 2001 and 2000, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Marketable Securities

     The Company's marketable securities, whose maturities are typically one year or less, are held to maturity and valued at amortized cost. Investments in securities are summarized as follows at June 30, 2001 and December 31, 2000:

                                                     Gross Unrealized    Gross Unrealized     Amortized
                                       Fair Value     Holding Gains        Holding Losses       Cost
                                     -------------   ----------------    ----------------    ------------

June 30, 2001:
Current:
Corporate debt securities .........   $ 3,943,949       $   28,845          $ (110,652)      $ 4,025,756
                                       ==========        =========           ==========       ==========

December 31, 2000:
Current:
U.S. government agencies ..........   $   774,162       $      939         $        --       $   773,223
Corporate debt securities .........     6,440,416           74,587                  --         6,365,829
                                       ----------        ---------          -----------       ----------
Totals ............................   $ 7,214,578       $   75,526         $        --       $ 7,139,052
                                       ==========        =========           ==========       ==========
Non-Current:
Corporate debt securities .........   $   500,110       $       --         $    (1,741)      $   501,851
                                       ==========        =========           ==========       ==========

     On January 15, 2001, corporate debt securities owned by the Company, issued by a State of California electrical utility (the "Utility"), with a face value of $400,000 and maturing on January 15, 2001, were defaulted on. Moody's Investor Service subsequently lowered the securities debt rating to Caa3. The current fair value of this security as of June 30, 2001, was $292,000. The Utility is currently in negotiations with its banks and the Public Utilities Commission of California to resolve its financial difficulties and pay amounts owed to its secured and unsecured creditors. While there can be no assurances, the Company currently believes that it is probable it will be able to collect all amounts due the Company according to the contractual terms of the debt security. On April 19, 2001 outstanding accrued interest on this obligation was paid to the Company and, as a result, the decline in fair value of the debt security is judged to be temporary as of June 30, 2001.

Segment Information

     Based on the criteria established by Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures about Segments of an Enterprise and Related Information", the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from internal management reports is as follows (in thousands):

                              Three Months Ended            Six Months
                                   June 30,                Ended June 30,
                             ---------------------   -----------------------
                               2001        2000          2001       2000
                              ------      ------        ------     ------

Net revenues:
Advertising .............    $   158     $   68       $   245     $   126
Subscriptions ...........      1,194        855         2,702       1,347
Other ...................          2         12             6          11
                              ------      -----        ------      ------
 Total ..................    $ 1,354     $  935       $ 2,953     $ 1,484
                              ======      =====        ======      ======


Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Commitments and Contingencies

     During May 2000, the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has invested in Certificates of Deposit in the amounts of $434,000 and $500,000 as of June 30, 2001 and December 31, 2000, respectively, and has pledged such certificates as collateral for an irrevocable standby letter of credit in favor of the Sublessor. Such amounts are classified as a Certificate of deposit-restricted cash on the accompanying balance sheets. The standby letter of credit decreases incrementally $65,000 to $70,000 per year until lease expiration. From the commencement date of the sublease through February 28, 2001 the Company was obligated to pay rent on only 25,000 square feet. Effective March 1, 2001 the Company became obligated to pay all minimum annual rent required by the prime lease.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety-days prior to the expiration of the then current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments through May 15, 2001. Commencing with the payment due June 15, 2001, and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company was also obligated to obtain, and delivered to, USAIS on March 20, 2001, an irrevocable, transferable standby Letter of Credit in the amount of $1,665,000, collateralized by a certificate of deposit of the same amount which is classified as Certificate of deposit- restricted cash on the balance sheet in the accompanying condensed financial statements at June 30, 2001.

     In September 2000, the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction.

     In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that it breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting in the Company making a $175,000 payment to the Third Party. This payment is included in litigation and other related costs in the statement of operations for the three and six months ended June 30, 2001.

     In April and May 2001, the Company received notice of or has been served with three purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM). The lawsuits name as defendants, the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The lawsuits allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The lawsuits seek damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officers' liability insurance policy that provides $3 million of coverage, with retention of $200,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2001, the Company has recorded a litigation reserve for $200,000 to cover the expected retention. This reserve has been classified as litigation and other related costs in the statement of operations for the three and six months ended June 30, 2001. During the quarter, $83,935 of invoices related to this matter were received and applied against this reserve.

     The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the lawsuits described above.

     Two other litigation matters, relating to the providing of services by information technology vendors, were resolved during the quarter in the amounts of $40,000 and $12,500. An additional reserve was established for $30,000 relating to a lawsuit filed and served on the Company in July 2001 by a third information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract. These amounts, totaling $82,500, are included in litigation and other related costs in the statement of operations for the three and six months ended June 30, 2001. The Company intends to vigorously defend the allegations contained in this third lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors including but not limited to those set forth under "Risk Factors" included in Exhibit 99.1 elsewhere in this report.

Overview

     PartsBase, Inc. ("PartsBase" or the "Company") formerly known as PartsBase.com, Inc., is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired and overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware.

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues were $1,353,833 and $2,953,066 for the second quarter and first half of 2001, respectively, compared to $935,113 and $1,484,137 for the same periods in 2000, an increase of 45% and 99%, respectively. During the second quarter and first half of 2001, PartsBase signed up 459 and 1,153 new subscribers at an average subscription fee of $1,785 and $1,730, respectively. During the same periods, 291 and 728 subscribers renewed their subscription for another year at an average subscription fee of $1,331 and $1,232, respectively. The aggregate average subscription fee of both new and renewal subscribers during the second quarter and first half of 2001 was $1,609 and $1,538, respectively.

     During the second quarter and first half of 2000, PartsBase signed up 887 and 2,115 new subscribers at an average subscription fee of $1,225 and $1,074, respectively. The average subscription fee increased in 2001 over the same periods in 2000, due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data. Given the finite size of the aerospace community, the number of new subscribers signed up in 2001 decreased compared to 2000.

     At June 30, 2001, PartsBase had 4,056 paying subscribers as compared to 4,837 paying subscribers at March 31, 2001, 4,756 paying subscribers at December 31, 2000, and 4,067 paying subscribers at June 30, 2000. The subscriber count decreased during the second quarter of 2001 compared to the prior quarter, as PartsBase was unable to acquire new subscribers at a sufficient rate to replace current customers whose subscriptions expired or were deactivated during their subscription period due to non-payment of their invoice. The renewal rate for customers renewing their subscription for a second year was approximately 51%. During the second half of 2001, some customers will begin renewing for their third year. The Company expects that the renewal rate for third year subscriptions will be higher than that experienced for second year renewals, although there can be no assurances that future renewal rates will be higher than that experienced for the second year. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, or potential subscribers who are trialing the service.

     Gross revenues were $1,207,019 and $2,867,116 for the second quarter and first half of 2001, respectively, compared to $1,302,916 and $2,614,063 for the same periods in 2000, a decrease of 7% and an increase of 10%, respectively. A portion of the decrease in gross revenue during the current quarter compared to the prior quarter is attributable to the small number of subscriptions sold in May through July of the prior year. This negatively impacted renewal revenue in the current quarter as renewals typically are sold the month prior to a subscription's expiration date.


     PartsBase records earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, of which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue, net decreased to $2,730,784 at June 30, 2001, compared to $3,219,422 as of December 31, 2000, and increased from $2,323,915 at June 30, 2000.

     The following table sets forth gross revenue by product line for the last five quarters, as well as operating data and sequential quarter-to-quarter revenue growth percentages for the same period.


                                                            PartsBase, Inc. .
                                            Revenue Detail by Quarter (000's)

                                         06/30/00    09/30/00    12/31/00    03/31/01    06/30/01
                                         --------    --------    --------    --------    --------
New Subscriptions ................      $  1,188     $   873    $  1,196    $  1,048     $   729
Renewal Subscriptions ............             3         734         887         509         387
Advertising ......................            95          48          20          60          89
Other ............................            17           5          --          43           2
                                         --------     --------   --------    ---------    -------
Total Gross Revenue ..............      $  1,303     $  1,660   $  2,103    $  1,660     $ 1,207
                                         ========     ========   ========    ========     =======
Sequential Gross Rev. Growth .....           (1%)         27%        27%        (21%)       (27%)
                                         ========     ========   ========    ========     =======
Total Net Revenue ................      $    935     $  1,228   $  1,386    $  1,599     $ 1,354
                                         ========     ========   ========    ========     =======
Sequential Net Rev. Growth .......           70%          31%        13%         15%        (15%)
                                         ========     ========   ========    ========     =======
Salesperson Compensation .........      $    352     $    720   $  1,109    $    730     $   484
                                         ========     ========   ========    ========     =======
Sales Comp/Gross Revenue .........           27%          43%        53%         44%         40%
                                         ========     =========  ========    ========     =======
Deferred Revenue Balance .........      $  2,324     $   2,742  $  3,219    $  3,175     $ 2,731
                                         ========     =========  ========    ========     =======

Cost of Revenues

     Cost  of  revenues   consists  of  compensation  for  sales  and  marketing
personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. Costs of revenues were $1,076,041 and $2,564,801 for the second quarter and first half of 2001, respectively, compared to $947,584 and $2,206,545 for the same periods in 2000. As a percent of net revenues, costs of revenues were 79% and 87% for the second quarter and first half of 2001, respectively, compared to 101% and 149% for the same period periods in 2000. Salesperson compensation in the second quarter and first half of 2001 as a percentage of gross revenue was 40% and 42%, respectively. This compares to 27% and 38%, respectively, in the second quarter and first half of 2000. Although salesperson compensation as a percentage of gross revenue is starting to trend back downwards, the percentage is higher during 2001 due to higher commission rates paid to salespersons compared to the same periods in 2000.

     At June 30, 2001, PartsBase employed 113 persons in sales and customer service, compared to 103 persons at June 30, 2000. Additionally, included in cost of revenues in the second quarter and first half of 2001 was $260,000 and $560,000, respectively, for contract payments to a third party for government procurement data. These costs were not incurred in the same periods in 2000. In the second quarter and first half of 2000, $253,444 and $270,005, respectively, was incurred for initial start-up costs relating to transactional software the Company had purchased. Such costs were not incurred in the same periods in 2001.

General and Administrative Expenses

     General and administrative expenses were $2,050,310 or 151% of net revenues, for the second quarter of 2001, and $2,101,093, or 225% of net revenues, for the second quarter of 2000, respectively. General and administrative expenses consisted primarily of personnel costs of $1,144,513 and $1,177,978, rent expense of $166,753 and $130,572, advertising costs of $27,449 and $235,798, bad debt expense of $339,091 and $92,483, and other costs totaling $372,504 and $464,262 consisting of professional fees, utilities, supplies and other related administrative costs, for the second quarter of 2001 and 2000, respectively.

     General and administrative expenses were $4,314,567 or 146% of net revenues, for the first half of 2001, and $3,521,887 or 237% of net revenues, for the first half of 2000, respectively. General and administrative expenses consisted primarily of personnel costs of $2,573,618 and $1,676,091, rent expense of $379,358 and $147,090, advertising costs of $38,602 and $463,935, bad debt expense of $551,244 and $109,313, and other costs totaling $771,745 and $1,125,458 consisting of professional fees, utilities, supplies and other related administrative costs, for the first half of 2001 and 2000, respectively.

     The decrease in other costs for the six months ended June 30, 2001, compared to the same period of the prior year, is primarily attributable to a decrease of $245,059 in amortization of deferred financing costs and a decrease of $114,020 in placement fees. The increase in personnel costs for the current six-month period, compared to the same period of the prior year, is due to an increase in sales training and information technology related salaries. The Company made significant personnel reductions during the first half of 2001. In addition, during the first half of 2001, depending on salary level, all remaining salaried personnel took a pay reduction, ranging from 5%-30%. The Company expects that its personnel costs will continue to decrease during the second half of 2001. The increase in bad debt expense for current quarter and first half of the year, compared to the same periods of the prior year, relates to the Company's policy of paying sales commissions upon signing a Company sales order, rather than upon cash receipt, thereby increasing the probability that sales orders of lesser quality could be submitted. Although the Company can recover commissions paid to sales representatives if the customer does not pay, the Company's high turnover has made it difficult to collect on a portion of subscriptions sold. During the second quarter, the Company significantly tightened its deal verification processes, and expects that its bad debt expense will begin to decrease during the second half of 2001.

     At June 30, 2001, PartsBase employed 17 persons in administrative and executive management positions, compared to 30 persons at June 30, 2000.



Stock-Based Compensation Expense

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $134,993 and $1,016,938 was recognized in the second quarter 2001 and 2000, respectively, and $178,004 and $2,479,171 during the first half of 2001 and 2000, respectively. The significant decrease in the current quarter and first half compared to the same periods of the prior year was a result of a decrease in the number of shares vesting by employees. Stock based compensation expense will continue to decrease each quarter until fully recognized by April 2002.

Litigation and Other Related Costs

     Litigation and other related costs of $457,500 and $0 for the quarter ended and six months ended June 30, 2001 and 2000, respectively, consist of a provision for $200,000 to cover expected retention costs associated with class action lawsuits the Company is party to, as well as $257,500 to settle or accrue for litigation and other related costs.

Other Income, Net

     Other income, net, consisting primarily of interest income, was $299,014 and $797,100 for the second quarter and first half of 2001, respectively, compared to $599,430 and $616,338 for the first quarter and second half of 2000, respectively. The decrease in other income, net for the current periods compared to the comparable periods of the prior year is attributable to lower cash balances and interest rates on the Company's investments and cash equivalents.

Net Loss

     As a result of the foregoing, the net loss decreased to $2,065,997 and $3,764,706 for the second quarter and first half of 2001, compared to $2,531,072 and $6,107,128 for same periods in 2000.


Liquidity and Capital Resources

Financial Condition

     As of June 30, 2001, the Company had $21,513,576 of cash and cash equivalents, restricted cash totaling $2,215,265, and $4,025,756 of marketable debt securities. At June 30, 2001, the Company had $23,062,525 of working capital.

     The Company currently anticipates that its operating expenses will be a material use of its cash resources. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies that are complementary to those of the Company's, which may require the use of cash. The Company believes that its existing cash and cash equivalents and marketable debt securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

     Net cash used in operating activities totaled $2,775,064 for the six months ended June 30, 2001 compared to net cash used in operating activities of $2,910,206 for the comparable period of the prior year. The current period decrease reflects a decrease of $673,006 in accounts receivable, primarily the result of improvements in collecting customer balances, offset by a decrease of $460,397 in accounts payable due to increased pay downs of vendor balances and an overall contraction in Company spending.

     Net cash provided by investing activities totaled $1,859,767 for the six months ended June 30, 2001 compared to net cash used in investing activities of $6,950,225 for the comparable period of the prior year. The current period increase of $8,809,992 in cash provided is primarily the result of a significant reduction in capital expenditures along with proceeds received from marketable securities that matured.

     Net cash used in financing activities totaled $616,618 for the six months ended June 30, 2001, compared to net cash provided by financing activities totaling $40,878,948 for the comparable period of 2000. The decrease of $41,495,566 in cash provided during the current period is primarily the result of net proceeds received by PartsBase in connection with the issuance of common stock related to the Company's IPO during the comparable period of the prior year. In addition, during the six months ended June 30, 2001, the Company repurchased shares of its no par common stock at a cost of $795,544.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2001, PartsBase's portfolio consisted of investments in institutional money market funds and corporate bonds rated A or higher at the time of purchase. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. Dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper and medium term notes.

     The Company intends to hold its investments until maturity; however, it is exposed to the impact of interest rate changes and change in the market values of its investments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.


Foreign Exchange Risk

     The Company has minimal exposure to foreign exchange risk as all of its sales to customers outside of the United States are collected in U.S. dollars.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 2000, the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction.

     In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that the Company breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting with the Company making a $175,000 payment to the Third Party. This payment is classified as a litigation expense in the statement of operations for the three and six months ended June 30, 2001.

     In April and May 2001, the Company received notice of or has been served with three purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM). The lawsuits name as defendants, the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The lawsuits allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The lawsuits seek damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the lawsuits are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officers' liability insurance policy that provides $3 million of coverage, with retention of $200,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2001, the Company has recorded a litigation reserve for $200,000 to cover the expected retention. This reserve has been included in litigation and other related costs in the statement of operations for the three and six months ended June 30, 2001. During the quarter, $83,935 of invoices related to this matter were received and applied against this reserve.

     The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the lawsuits described above.

     Two other litigation matters, relating to the providing of services by information technology vendors, were resolved during the quarter in the amounts of $40,000 and $12,500. An additional reserve was established for $30,000 relating to a lawsuit filed and served on the Company in July 2001 by a third information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract. These amounts, totaling $82,500, are included in litigation and other related costs in the statement of operations for the three and six months ended June 30, 2001. The Company intends to vigorously defend the allegations contained in this third lawsuit.

Item 2.  Changes in Securities

     On September 27, 2000 the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding no par common stock from time to time on the open market over the next twelve months at the prevailing market price. Once purchased, such shares would become treasury stock. At June 30, 2001, the Company had completed the repurchase of the 500,000 shares of common stock. The stock was repurchased at an aggregate purchase price of $752,065 inclusive of brokerage fees, of which 208,100 shares at an aggregate cost of $231,397 had been purchased during the quarter ended June 30, 2001.

     On May 7, 2001, the Company's Board of Directors authorized the Company to repurchase as treasury stock an additional 500,000 shares of its outstanding no par common stock. At June 30, 2001, the Company had completed the repurchase of 154,065 shares of common stock. The stock was repurchased at an aggregate purchase price of $178,253 inclusive of brokerage fees.

     During the six months ended June 30, 2001, 534,285 shares of treasury stock, with a value of $983,123, were retired.

     During the quarter ended June 30, 2001, pursuant to the exercise of stock options granted pursuant to the Company's 1999 Stock Option Plan (the " 1999 Plan") the Company issued 23,383 shares of its common stock. In connection with these exercises, the Company generated gross exercise proceeds of $14,731. For the six months ended June 30, 2001, the Company generated gross exercision proceeds of $178,296.

     In March 2001, pursuant to the 1999 Plan, the Company granted to several of its employees non-qualified stock options to acquire an aggregate of 315,000 shares of the Company's common stock at a per share exercise price of $5.00 per share. The options vest on a pro-rata basis over a 48-month period from the date of grant and expire 10 years from the date of the grant. Additionally, a member of the Board of Directors was granted the option to acquire 20,000 shares of the Company's common stock at an exercise price of $3.00 per share at any time through March 2011.

     In June 2001, pursuant to the 1999 Plan, the Company granted to several of its employees, as a result of the implementation of pay reductions, non-qualified stock options to acquire an aggregate of 360,600 shares of the Company's common stock at a per share exercise price of $2.00 per share, including 271,000 shares to officers of the Company. The options vest on a pro-rata basis over a 12-month period from the date of grant and expire 10 years from the date of the grant. The Company also granted to several of its other employees non-qualified stock options to acquire an aggregate of 51,000 shares of the Company's common stock at a per share exercise price of $2.00 per share. The options vest on a pro-rata basis over a 48-month period from the date of grant and expire 10 years from the date of the grant.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 20, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Robert Hammond, Pierre
Narath, Thomas Van Hare, Edward McCartin, Kenneth Corriea, and John Menefee (with 13,594,515 shares voting for and 8,250 votes withheld).

     The stockholders also approved an amendment to effect a change in the state of incorporation of the Company from Texas to Delaware by approving a Plan of Reorganization and Merger. As part of the Plan of Reorganization and Merger, the Company's name was changed to PartsBase, Inc. (with 9,971,191 shares voting for, 7,050 voting against, 500 votes withheld, and 3,624,024 no-votes).

     The stockholders also ratified the adoption of the Company's 2001 Stock Option Plan (with 9,936,950 shares voting for, 7,050 voting against, 500 votes withheld, and 3,624,024 no-votes).

     The stockholders also ratified the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 2001 (with 13,601,115 shares voting for, 1,050 voting against, and 600 votes withheld).

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 3, 2001                 /s/ Robert A. Hammond
                                      ---------------------
                                      ROBERT A. HAMMOND, JR.
                                      President, Chief Executive Officer,
                                       And Chairman
                                      (Principal Executive Officer)



Date:  August 3, 2001                 /s/ Michael W. Siegel
                                      ---------------------
                                      MICHAEL W. SIEGEL
                                      Chief Financial Officer
                                      (Principal Financial Accounting Officer)

                                 PARTSBASE, INC.

                                Index to Exhibits


Title                                                           Exhibit No.
-------------------------------                                 -------------
Safe Harbor Compliance Statement                                      99.1

                                  Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT

     The Company believes that the following risks could cause the Company's actual results to differ materially.

                 RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, ANTICIPATE CONTINUED LOSSES AND CANNOT GUARANTEE PROFITABILITY IN THE FUTURE. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2001. We may be unable to ever achieve profitability in the future. We have incurred net losses in each accounting period since we began operations in April 1996, totaling $24,981,364 as of June 30, 2001. We will need to generate significant revenues and reduce our expenses to achieve profitability. Although our revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

INTENSE COMPETITIVE PRESSURES IN THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET MAY IMPEDE OUR ABILITY TO ESTABLISH A SUBSTANTIAL MARKET SHARE THAT WOULD ALLOW US TO BE PROFITABLE. The business-to-business e-commerce market is new, rapidly evolving, and intensely competitive, and we expect competition to further intensify in the future. Barriers to entry are minimal, and competitors may develop and offer services similar to ours in the future. Recent entrants into the business-to-business aviation parts market include an alliance of prominent aircraft parts manufacturers and aviation industry participants that have superior capital resources and established reputations in the industry. In addition, we expect that additional companies will offer competing e-commerce solutions in the future, and our business could be severely harmed if we are not able to compete successfully against current or future competitors. In addition, our members and partners may become competitors in the future. Increased competition is likely to result in price reductions, reduced gross margins and/or loss of market share, any of which could harm our business. Our actual and potential competitors varyin size and in the scope and breadth of the services they offer.

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     subscriber and advertiser demand for our solutions;

     user traffic levels and activity on our e-marketplace;

     seasonal fluctuations in Internet usage;

     changes in the growth rate of Internet usage;

     the commitment of e-commerce customers in the aviation industry who subscribe to our service;

     the timing and amount of costs relating to the expansion of our operations;

     changes in our pricing policies or those of our competitors;

     the introduction of new solutions by us or our competitors;

     costs related to acquisitions of technology or businesses; and

     general economic and market conditions.

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

THERE IS A FINITE NUMBER OF POTENTIAL SUBSCRIBERS AND WE MAY BE UNABLE TO DEVELOP OTHER MEANS OF GENERATING REVENUE, SO OUR GROWTH MAY BE LIMITED. A major element of our growth strategy is the expansion of our subscriber base. The number of participants in the aviation market limits our potential subscriber base. Additionally, the barriers to entry that exist in the aviation market may limit the entry of additional subscribers into our e-marketplace. Accordingly, the number of potential subscribers to our e-marketplace is likely finite, in which case our revenues may be similarly limited if we cannot generate revenue through other means.

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

A SYSTEM FAILURE COULD DELAY OR INTERRUPT OUR SERVICE WHICH COULD SEVERELY HARM OUR BUSINESS AND RESULT IN A LOSS OF MEMBERS. Our ability to successfully maintain an e-commerce marketplace and provide acceptable levels of customer service depends largely on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Any interruptions could severely harm our business and result in a loss of members. Our computer and communications systems are located in Boca Raton, Florida. Although we back up our databases to tapes and store the backup tapes offsite, we do not maintain a redundant site. As a result, our systems and operations could be vulnerable to damage or interruption from human error, sabotage, fire, flood, hurricane, power loss, telecommunications or equipment failure, and similar events. We cannot assure you that we will not experience system failures in the future. Moreover, we have experienced delays and interruptions in our telephone and Internet access that have prevented members from accessing our e-marketplace and customer service department. Furthermore, we do not have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any system failure, and therefore the occurrence of any system failure or similar event could harm our business dramatically.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR INVESTMENTS. We may acquire or make investments in complementary or other businesses, products, services or technologies. From time to time we may have discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

FUTURE GROWTH OF OUR OPERATIONS MAY MAKE ADDITIONAL CAPITAL OR FINANCING NECESSARY. We anticipate that we have sufficient working capital to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in the future in order to:

      finance unanticipated working capital requirements;

      develop or enhance existing services or products;

      respond to competitive pressures; and

      acquire complementary businesses, technologies, content or products.


     We cannot be certain that we will be able to obtain needed funds on favorable terms, if at all. If we decide to raise funds by issuing additional equity securities, investors in our common stock may experience additional dilution.

WE MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS TO EFFECTIVELY OPERATE OUR BUSINESS THAT COULD DAMAGE OUR COMPETITIVE POSITION. In the rapidly evolving and highly competitive e-commerce industry, our future prospects will depend heavily on our ability to take advantage of new business opportunities and respond to technological developments. There can be no assurances that we will have sufficient capital resources to respond to business opportunities, technological advancements and competitive pressures. A lack of capital resources could seriously damage our competitive position and prospects.

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