Form 10-Q
period 2001-09-30
PARTSBASE COM INC
filed 2001-11-13
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549
--------------------------------------------------------------------------------

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                For the quarterly period ended September 30, 2001

                                       OR


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

     The registrant had an aggregate of 14,003,620 shares of its common stock, no par value, outstanding as of the close of business on November 1, 2001.

                                 PARTSBASE, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I-   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements ................................            3

 ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................            9

 ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk       13


PART II-  OTHER INFORMATION

 ITEM 1.   Legal Proceedings ....................................          14

 ITEM 2.   Changes in Securities ................................          15

 ITEM 3.   Default Upon Senior Securities .......................          15

 ITEM 4.   Submission of Matters to a Vote of Security Holders ..          15

 ITEM 5.   Other Information ....................................          15

 ITEM 6.   Exhibits and Reports on Form 8-K .....................          15

 SIGNATURES .....................................................          16

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 PARTSBASE, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                        September 30,         December 31,
                                                                            2001                 2000
                                                                         ------------         ------------

Assets:
Current assets:
Cash and cash equivalents ..........................................   $  8,079,412          $ 23,045,491
Accounts receivable, net of allowance of $140,840
 and  $221,559 at September 30, 2001 and December 31, 2000 .........        362,267             1,510,645
Marketable debt securities, at amortized cost ......................     16,892,742             7,139,052
Prepaid expenses and other current assets ..........................        386,788               647,213
                                                                        ------------          ------------
            Total current assets ...................................     25,721,209            32,342,401
Property and equipment, net ........................................      2,789,882             3,655,310
Certificates of deposit - restricted cash ..........................      2,153,258               524,008
Other assets .......................................................         35,686               629,387
                                                                        ------------          ------------
                 Total assets ......................................   $ 30,700,035          $ 37,151,106
                                                                        ============          ============

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable ...................................................   $    300,738          $  1,075,032
Accrued expenses and other current liabilities .....................        438,446               419,696
Deferred revenue, net ..............................................      2,412,787             3,219,422
                                                                        ------------          ------------
            Total current liabilities ..............................      3,151,971             4,714,150

Other liabilities ..................................................         83,049                89,055
                                                                        ------------          ------------
            Total liabilities ......................................      3,235,020             4,803,205
                                                                        ------------          ------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock ....................................................             --                    --
Common stock, no par ...............................................             --                    --
Additional paid-in capital .........................................     53,427,144            55,478,819
Treasury stock, at cost ............................................             --              (330,202)
Accumulated deficit ................................................    (25,759,236)          (21,216,659)
Unearned compensation ..............................................       (202,893)           (1,584,057)
                                                                        ------------          ------------
            Total stockholders' equity .............................     27,465,015            32,347,901
                                                                        ------------          ------------
                 Total liabilities and stockholders' equity ........   $ 30,700,035          $ 37,151,106
                                                                        ===========           ============


The accompanying notes are an integral part of these condensed financial statements.



                                                           PARTSBASE, INC.
                                                  Condensed Statements of Operations
                                                              (Unaudited)



                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                              -----------------------------      -----------------------------
                                                  2001             2000                2001            2000
                                              ------------    ------------        ------------    ------------

Net revenues ..............................   $  1,343,649    $  1,227,610       $  4,296,715    $  2,711,747
Cost of revenues ..........................        885,225       1,661,711          3,450,026       3,867,711
                                               ------------    ------------       ------------    ------------
Gross profit (loss) .......................        458,424        (434,101)           846,689      (1,155,964)
                                               ------------    ------------       ------------    ------------
Operating expenses:
General and administrative expenses .......      1,441,207       2,885,824          5,755,774       6,408,950
Stock-based compensation expense ..........         98,610         612,937            276,614       3,092,108
Litigation and other related costs ........             --              --            457,500              --
                                               ------------    ------------       ------------    ------------
Total operating expenses ..................      1,539,817       3,498,761          6,489,888       9,501,058
                                               ------------    ------------       ------------    ------------

Operating loss ............................     (1,081,393)     (3,932,862)        (5,643,199)    (10,657,022)
Other income, net .........................        303,522         592,141          1,100,622       1,209,173
                                               ------------    ------------       ------------    ------------
Net loss .................................    $   (777,871)   $ (3,340,721)      $ (4,542,577)   $ (9,447,849)
                                               ============    ============       ============    ============

Basic and diluted net loss per share .....    $      (0.06)   $      (0.24)      $      (0.32)   $      (0.75)
                                               ============    ============       ============    ============
Weighted average of common shares
 outstanding .............................      14,029,387      14,094,030         14,144,372      12,642,482
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



                                                            PARTSBASE, INC.
                                                  Condensed Statements of Cash Flows
                                                              (Unaudited)


                                                                      NINE MONTHS ENDED
                                                                         September 30,
                                                               --------------------------------
                                                                      2001            2000
                                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................    $ (4,542,577)   $ (9,447,849)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization ............................         660,989         589,960
   Provision for doubtful accounts ..........................         674,805              --
   Provision for litigation and other related costs..........         457,500              --
   Recognition of unearned compensation .....................         276,309       3,092,108
   Changes in assets and liabilities:
     Accounts receivable ....................................          (4,038)       (717,828)
     Prepaid expenses and other current assets ..............         439,767        (401,681)
     Deferred charges and other assets ......................         497,424         (37,448)
     Accounts payable .......................................        (491,208)       (136,557)
     Accrued expenses and other current liabilities .........        (438,750)        313,886
     Deferred revenue, net ..................................        (329,024)      1,478,619
     Other liabilities ......................................          (6,006)             --
                                                                  ------------    ------------
Net cash used in operating activities .......................      (2,804,809)     (5,266,790)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................        (161,817)     (1,688,589)
Web site development costs ..................................              --         (24,000)
Maturities of marketable debt securities ....................       4,118,965              --
Purchase of marketable debt securities ......................     (13,872,550)     (7,040,431)
Purchase of certificate of deposit-restricted cash  .........      (1,629,250)             --
                                                                  ------------    ------------
Net cash used in investing activities .......................     (11,544,652)     (8,753,020)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net .................              --      40,879,932
Purchase of treasury stock ..................................        (795,544)         (3,332)
Exercise of employee non-qualified stock options ............         178,926              --
Paid-in capital .............................................              --          32,503
                                                                  ------------    ------------
Net cash (used in) provided by financing activities .........        (616,618)     40,909,103
                                                                  ------------    ------------


Net change in cash and cash equivalents .....................     (14,966,079)     26,889,293
Cash and cash equivalents at beginning of period ............      23,045,491         735,276
                                                                  ------------    ------------
Cash and cash equivalents at end of period ..................    $  8,079,412    $ 27,624,569
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

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine month periods ended September 30, 2001 and 2000, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Marketable Securities

     The Company's marketable securities, whose maturities are typically one year or less, are held to maturity and valued at amortized cost. Investments in securities are summarized as follows at September 30, 2001 and December 31, 2000:

                                                       Gross Unrealized    Gross Unrealized       Amortized
                                        Fair Value       Holding Gains       Holding Losses          Cost
                                      -------------    ----------------    ----------------    --------------

September 30, 2001:
Current:
Corporate debt securities ........... $  1,879,078     $     7,887          $   (92,000)        $  1,963,191
Investment grade bond funds .........   15,051,998         130,230               (7,783)          14,929,551
                                       -----------      ----------           -----------         -----------
Totals .............................. $ 16,931,076     $   138,117          $   (99,783)        $ 16,892,742
                                       ===========      ==========           ===========         ===========

December 31, 2000:
Current:
U.S. government agencies ............ $   774,162      $       939          $        --         $    773,223
Corporate debt securities ...........   6,440,416           74,587                   --            6,365,829
                                       -----------      ----------           -----------         -----------
Totals .............................. $ 7,214,578      $    75,526          $        --         $  7,139,052
                                       ==========       ==========           ===========        ============
Non-Current:
Corporate debt securities ........... $   500,110      $        --          $    (1,741)        $    501,851
                                       ==========       ==========           ===========        ============

     On January 15, 2001, corporate debt securities owned by the Company, issued by a State of California electrical utility (the "Utility"), with a face value of $400,000 and maturing on January 15, 2001, were defaulted on. Moody's Investor Service subsequently lowered the securities debt rating to Caa3. The current fair value of this security as of September 30, 2001, was $308,000. The Utility is currently in negotiations with its banks and the Public Utilities Commission of California to resolve its financial difficulties and pay amounts owed to its secured and unsecured creditors. While there can be no assurances, the Company currently believes that it is probable it will be able to collect all amounts due the Company according to the contractual terms of the debt security. On April 19, 2001 outstanding accrued interest on this obligation was paid to the Company and, as a result, the decline in fair value of the debt security is judged to be temporary as of September 30, 2001.

Segment Information

     Based on the criteria established by Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in one principal business segment globally, the development and marketing of an online marketplace for the purchasing and distribution of products.

     Summarized information by revenue source as excerpted from internal management reports is as follows (in thousands):

                          Three Months Ended         Nine Months
                                Sept 30,             Ended Sept 30,
                        ----------------------    ---------------------
                           2001        2000          2001       2000
                         ---------- -----------   ---------- ----------
Net revenues:
Advertising              $    74     $    39       $   336    $   141
Subscriptions              1,251       1,169         3,936      2,534
Other                         19          20            25         37
                          ------      ------        ------     ------
 Total                   $ 1,344     $ 1,228       $ 4,297    $ 2,712
                          ======      ======        ======     ======


Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Commitments and Contingencies

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement expires October 31, 2006. In lieu of a security deposit, the Company has invested in Certificates of Deposit in the amounts of $434,000 and $500,000 as of September 30, 2001 and December 31, 2001, respectively, and has pledged such certificates as collateral for an irrevocable standby letter of credit in favor of the Sublessor. Such amounts are classified as a certificate of deposit-restricted cash on the accompanying balance sheets. The standby letter of credit decreases incrementally $65,000 to $70,000 per year until lease expiration. From the commencement date of the sublease through February 28, 2001 the Company was obligated to pay rent on only 25,000 square feet. Effective March 1, 2001 the Company became obligated to pay all minimum annual rent required by the prime lease.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety-days prior to the expiration of the then current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments through May 15, 2001. Commencing with the payment due June 15, 2001, and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company was also obligated to obtain, and delivered to, USAIS on March 20, 2001, an irrevocable, transferable standby Letter of Credit in the amount of $1,665,000, collateralized by a certificate of deposit of the same amount which is classified as Certificate of deposit-restricted cash on the balance sheet in the accompanying condensed financial statements at September 30, 2001.

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction.

     In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that it breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting in the Company making a $175,000 payment to the Third Party. The settlement is included in litigation and other related costs in the statement of operations for the nine months ended September 30, 2001.

     In April and May 2001, the Company received notice of or has been served with four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action
entitled  :  In  re:  PartsBase.com,   Inc.  Securities  Litigation,  Case  No.
01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The consolidated lawsuit seeks damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the consolidated lawsuit are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2001, the Company has recorded a litigation reserve for $200,000 to cover the expected retention. This reserve has been included in litigation and other related costs in the statement of operations for the nine months ended September 30, 2001. During the three months and nine months ended September 30, 2001, $45,079 and $129,014, respectively, of legal charges have been incurred.

     An additional reserve was established for $30,000 as of June 30, 2000 relating to a lawsuit filed and served on the Company in July 2001 by a third party information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract. This amount is included in litigation and other related costs in the statement of operations for the nine months ended September 30, 2001. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Overview

     PartsBase, Inc. ("PartsBase" or the "Company") formerly known as PartsBase.com, Inc., is an online provider of Internet business-to-business e-commerce services for the aviation industry. The Company's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired and overhauled aviation parts, list products, services and catalogs, and hold auctions for slow moving and excess inventory. In October 2001, the Company commenced exploring the possibility of entering the nurse staffing  services  business.  To date, the Company has not derived any material
revenues  nor  incurred  many  material   expenses  in  connection   with  these
activities.

     The Company was incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware.

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues were $1,343,649 and $4,296,715 for the third quarter and first nine months of 2001, respectively, compared to $1,227,610 and $2,711,747 for the same periods in 2000, an increase of 9% and 58%, respectively. During the third quarter and first nine months of 2001, PartsBase signed up 282 and 1,435 new subscribers at an average subscription fee of $1,675 and $1,490, respectively. During the same periods, 427 and 1,155 subscribers renewed their subscription for another year at an average subscription fee of $1,368 and $1,316, respectively. The aggregate average subscription fee of both new and renewal subscribers during the third quarter and first nine months of 2001 was $1,547 and $1,412, respectively.

     During the third quarter and first nine months of 2000, PartsBase signed up 527 and 2,642 new subscribers at an average subscription fee of $1,780 and $1,345, respectively. In addition, during the third quarter of 2000, 519 members renewed their subscriptions for another year at the average renewal fee of $1,390. The average subscription fee increased during the nine month period 2001 over the same period in 2000, due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data. The average subscription fee for the quarter ended September 30, 2001 was minimally less, $1,584, than the average fee of the comparable period of the prior year, $1,586. Given the finite size of the aerospace community, the number of new subscribers signed up in 2001 decreased compared to 2000.

     At September 30, 2001 PartsBase had 3,315 paying subscribers as compared to 4,056 paying subscribers at June 30, 2001, 4,837 paying subscribers at March 31, 2001, 4,756 paying subscribers at December 31, 2000, and 4,594 paying subscribers at September 30, 2000. The subscriber count decreased during the third quarter of 2001 compared to the prior quarter, as PartsBase was unable to acquire new subscribers at a sufficient rate to replace current customers whose subscriptions expired or were deactivated during their subscription period due to non-payment of their invoice. Of the 427 subscribers who renewed their subscriptions during the third quarter, 197 represent those subscribers renewing for the second time, representing 38% of the new subscribers initially signed during the third quarter of 1999. Additionally, of the 427 subscriptions renewed during the quarter, 230 represent those subscribers renewing for the first time, or 44% of those new subscribers during the third quarter of 2000. The Company expects that the renewal rate for third year subscriptions will be higher than that experienced for second year renewals, although there can be no assurances that future renewal rates will be higher than that experienced for the second year. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, or potential subscribers who are trialing the service.

     Gross revenues were $1,125,229 and $3,993,137 for the third quarter and first nine months of 2001, respectively, compared to $1,660,252 and $4,273,517 for the same periods in 2000, a decrease of 32% and 7%, respectively. The decrease in gross revenue during the current quarter compared to the same quarter of the prior year is attributable to finite number of members in the aerospace community and fewer renewals of initial subscribers in 2000.


     PartsBase records earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, of which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue decreased to $2,412,787 at September 30, 2001, compared to $3,219,422 as of December 31, 2000, and $2,742,619 at September 30, 2000.

     The following table sets forth gross revenue by product line for the last five quarters, as well as operating data and sequential quarter-to-quarter revenue growth percentages for the same period.


                                                            PartsBase, Inc.
                                                 ------------------------------------
                                                   Revenue Detail by Quarter (000's)

                                         09/30/00    12/31/00   03/31/01    06/30/01   09/30/01
                                         --------    --------   --------    --------   --------
New Subscriptions                            $873      $1,196     $1,048        $729     $  492
Renewal Subscriptions                         734         887        509         387        591
Advertising                                    48          20         60          89         27
Other                                           5          --         43           2         15
                                       ----------- ----------- ---------- ----------- ----------
Total Gross Revenue                        $1,660      $2,103     $1,660      $1,207     $1,125
                                       =========== =========== ========== =========== ==========
Sequential Gross Rev. Growth                  27%         27%      (21%)       (27%)       (7%)
                                       =========== =========== ========== =========== ==========
Total Net Revenue                          $1,228      $1,386     $1,599      $1,354     $1,344
                                       =========== =========== ========== =========== ==========
Sequential Net Rev. Growth                    31%         13%        15%       (15%)       (1%)
                                       =========== =========== ========== =========== ==========
Salesperson Compensation                     $720      $1,109       $730        $484       $398
                                       =========== =========== ========== =========== ==========
Sales Comp/Gross Revenue                      43%         53%        44%         40%        35%
                                       =========== =========== ========== =========== ==========
Deferred Revenue Balance                   $2,742      $3,219     $3,175      $2,731    $ 2,413
                                       =========== =========== ========== =========== ==========



Cost of Revenues

     Cost  of  revenues   consists  of  compensation  for  sales  and  marketing
personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. Costs of revenues were $885,225 and $3,450,026 for the third quarter and first nine months of 2001, respectively, compared to $1,661,711 and $3,867,711 for the same periods in 2000. As a percent of net revenues, costs of revenues were 66% and 80% for the third quarter and first nine months of 2001, respectively, compared to 135% and 143% for the same periods in 2000. Salesperson compensation in the third quarter and first nine months of 2001 as a percentage of gross revenue was 35% and 38%, respectively. This compares to 43% and 47%, respectively, in the third quarter and first nine months of 2000. Salesperson compensation as a percentage of gross revenue is starting to trend back downwards, as renewals, for which the commission rate is substantially lower than new subscriptions, comprise a greater portion of gross revenues.

     At September 30, 2001, PartsBase employed 83 persons in sales and customer service, compared to 130 persons at September 30, 2000. Additionally, included in cost of revenues in the third quarter and first nine months of 2001 was $180,000 and $749,083, respectively, for contract payments to a third party for government procurement data and $301,000 for both the three months and nine months ended September 30, 2000 respectively. In the third quarter and first nine months of 2000, $25,176 and $295,181 respectively, was incurred for initial start-up costs relating to transactional software the Company had purchased. Such costs were not incurred in the same periods in 2001.

General and Administrative Expenses

     General and administrative expenses were $1,441,207 or 107% of net revenues, for the third quarter of 2001, and $2,885,824 or 235% of net revenues, for the third quarter of 2000, respectively. General and administrative expenses consisted primarily of personnel costs of $765,832 and $1,873,679, rent expense of $150,519 and $157,008, advertising costs of $0 and $152,889, bad debt expense of $123,560 and $60,016, and other costs totaling $401,296 and $642,232 consisting of professional fees, utilities, supplies and other related administrative costs, for the third quarter of 2001 and 2000, respectively.

     General and administrative expenses were $5,755,774 or 134% of net revenues, for the first nine months of 2001, and $6,408,950 or 236% of net revenues, for the first nine months of 2000, respectively. General and administrative expenses consisted primarily of personnel costs of $3,339,450 and $3,500,355, rent expense of $529,876 and $304,098, advertising costs of $96,843 and $701,059, bad debt expense of $674,805 and $169,329 and other costs totaling $1,572,300 and $1,734,109 consisting of professional fees, utilities, supplies and other related administrative costs, for the first nine months of 2001 and 2000, respectively.

     The decrease in other costs for the nine months ended September 30, 2001, compared to the same period of the prior year, is primarily attributable to a decrease of $245,059 in amortization of deferred financing costs. The Company made significant personnel reductions during the first nine months of 2001. In addition, during the first nine months of 2001, depending on salary level, all remaining salaried personnel took a pay reduction, ranging from 5%-30%. The Company expects that its personnel costs will continue to decrease during the remainder of 2001. The increase in bad debt expense for current quarter and first nine months of the year, compared to the same periods of the prior year, relates to the Company's policy of paying sales commissions upon signing a Company sales order, rather than upon cash receipt, thereby increasing the probability that sales orders of lesser quality could be submitted. Although the Company can recover commissions paid to sales representatives if the customer does not pay, the Company's high turnover has made it difficult to collect on a portion of subscriptions sold. During the third quarter, the Company significantly tightened its deal verification processes, and expects that its bad debt expense will begin to decrease during the remainder of 2001.

     At September 30, 2001, PartsBase employed 28 persons in administrative and executive management positions, compared to 53 persons at September 30, 2000.

Stock-Based Compensation Expense

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $98,610 and $612,937 was recognized in the third quarter 2001 and 2000, respectively, and $276,614 and $3,092,108 during the first nine months of 2001 and 2000, respectively. The significant decrease in the current quarter and first nine months compared to the same periods of the prior year was a result of a decrease in the number of shares vesting by employees. Stock based compensation expense will continue to decrease each quarter until fully recognized by April 2002.

Litigation and Other Related Costs

     Litigation and other related costs of $457,500 and $0 for the first nine months of 2001 and 2000, respectively, consist of a provision for $200,000 to cover expected retention costs associated with class action lawsuits the Company is party to as well as $257,500 made during the first nine months of 2001 to settle or accrue for litigation and other related costs. No additional costs were incurred during the three months ended September 30, 2001.

Other Income, Net

     Other income, net, consisting primarily of interest and dividend income, was $303,522 and $1,100,622 for the third quarter and first nine months of 2001, respectively, compared to $592,141 and $1,209,173 for the third quarter and first nine months of 2000, respectively. The decrease in other income, net for the current periods compared to the comparable periods of the prior year is attributable to lower cash balances and interest rates on the Company's investments and cash equivalents.

Net Loss

     As a result of the foregoing, the net loss decreased to $777,871 and $4,542,577 for the third quarter and first nine months of 2001, compared to $3,340,721 and $9,447,849 for same periods in 2000.

Liquidity and Capital Resources

Financial Condition

     As of September 30, 2001, the Company had $8,079,412 of cash and cash equivalents, restricted cash totaling $2,153,258, and $16,892,742 of marketable debt securities. At September 30, 2001, the Company had $22,569,238 of working capital.

     The Company currently anticipates that its operating expenses will be a material use of its cash resources. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products, and technologies, which may require the use of cash. The Company believes that its existing cash and cash equivalents and marketable debt securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

     Net cash used in operating activities totaled $2,804,809 for the nine months ended September 30, 2001 compared to net cash used in operating activities of $5,266,790 for the comparable period of the prior year. The current period decrease in cash used reflects a decrease of $713,790 in accounts receivable, primarily the result of improvements in collecting customer balances and a reduction in prepaid expenses and other current assets of $841,448 as a result of the utilization of services, notably rent, during the current period which were previously prepaid. This decrease is offset by a decrease of $354,651 in accounts payable due to increased pay downs of vendor balances and an overall contraction in Company spending.

     Net cash used in investing activities totaled $11,544,652 for the nine months ended September 30, 2001 compared to net cash used in investing activities of $8,753,020 for the comparable period of the prior year. The current period increase of $2,791,632 in cash used is primarily the result of the purchase of marketable debt securities in order to maximize the rate of return on cash in excess of current requirements.

     Net cash used in financing activities totaled $616,618 for the nine months ended September 30, 2001, compared to net cash provided by financing activities totaling $40,909,103 for the comparable period of 2000. The decrease of $41,525,721 in cash provided during the current period is primarily the result of net proceeds received by PartsBase in connection with the issuance of common stock related to the Company's IPO during the comparable period of the prior year. In addition, during the nine months ended September 30, 2001, the Company repurchased shares of its no par common stock at a cost of $795,544.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2001, PartsBase's portfolio consisted of investments in institutional money market funds, corporate bonds rated A or higher at the time of purchase and investment grade bond funds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper, medium term notes and investment grade bond funds.

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


PART II---OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction.

     In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that the Company breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting with the Company making a $175,000 payment to the Third Party. This settlement is classified as a litigation expense in the statement of operations for the nine months ended September 30, 2001.

     In April and May 2001, the Company received notice of or has been served with four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled :, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and allege the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The consolidated lawsuit seeks damages and certification of a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company believes that the allegations contained in the consolidated lawsuit are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2001, the Company has recorded a litigation reserve for $200,000 to cover the expected retention. This reserve has been included in litigation and other related costs in the statement of operations for the nine months ended September 30, 2001. During the three months and nine months ended September 30, 2001, $45,079 and $129,014, respectively, of legal charges have been incurred.

     The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the consolidated lawsuit described above.

     An additional reserve was established for $30,000 as of June 30, 2000 relating to a lawsuit filed and served on the Company in July 2001 by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract. This amount is included in litigation and other related costs in the statement of operations for the nine months ended September 30, 2001. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction.


Item 2.  Changes in Securities
------------------------------

     During the nine months ended September 30, 2001, the Company repurchased 538,120 shares of its common stock in the open market at an aggregate purchase price of $795,544, inclusive of brokerage fees. All of these shares were retired as of September 30, 2001.

     During the quarter ended September 30, 2001, the Company issued no shares of its common stock pursuant to the exercise of stock options granted pursuant to the Company's 1999 Stock Option Plan (the " 1999 Plan"). For the nine months ended September 30, 2001, the Company issued 286,260 shares of its common stock pursuant to the exercise of stock options and generated gross exercise proceeds of $178,926.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

Item 5.  Other Information
--------------------------

     In August 2001, the Company received notice from the Nasdaq National Market warning that its stock may be delisted because its common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days and failed to maintain a minimum market value of public float of $5,000,000. In accordance with MarketPlace Rules,the Company was provided 90 calendar days, or until November 12, 2001 to regain compliance. On September 27, 2001, Nasdaq announced an across the board moratorium on minimum bid requirements and public float requirements for continued listing on Nasdaq.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

         None.

                                   Signatures
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 14, 2001                /s/ Robert A. Hammond
                                        ---------------------
                                        ROBERT A. HAMMOND, JR.
                                        President, Chief Executive Officer,
                                        And Chairman
                                        (Principal Executive Officer)


Date:  November 14, 2001                /s/ Mark Weicher
                                        ----------------
                                        MARK WEICHER
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)

                                 PARTSBASE, INC.

                                Index to Exhibits


Title                                                         Exhibit No.
---------------------------------------                       ------------

Safe Harbor Compliance Statement                                     99.1

                                                                   Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT

     The Company believes that the following risks could cause the Company's actual results to differ materially.

                 RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

     WE HAVE NEVER BEEN PROFITABLE, ANTICIPATE CONTINUED LOSSES AND CANNOT GUARANTEE PROFITABILITY IN THE FUTURE. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2001. We may be unable to ever achieve profitability in the future. We have incurred net losses in each accounting period since we began operations in April 1996, totaling $25,759,235 as of September 30, 2001. We will need to generate significant revenues and reduce our expenses to achieve profitability. Although our revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

     QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

  o subscriber and advertiser demand for our solutions;

  o user traffic levels and activity on our e-marketplace;

  o seasonal fluctuations in Internet usage;

  o changes in the growth rate of Internet usage;

  o the commitment of e-commerce customers in the aviation industry who subscribe to our service;

  o the timing and amount of costs relating to the expansion of our operations;

  o changes in our pricing policies or those of our competitors;

  o the introduction of new solutions by us or our competitors;

  o costs related to acquisitions of technology or businesses; and

  o general economic and market conditions.

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

     IF WE FAIL TO EFFECTIVELY MANAGE OUR RAPIDLY EXPANDING OPERATIONS AND THE INCREASING USE OF OUR SERVICES, WE MAY LOSE MEMBERS OR INCUR SIGNIFICANT EXPENSES. Our success depends on effective planning and growth management. We will need to continue to improve our financial and managerial controls, reporting systems, and procedures, and we will need to continue to expand, train and manage our workforce. We continue to increase the scope of our operations and we have grown our workforce substantially. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. If we do not successfully implement and integrate these new systems or if we fail to scale these systems to our growth, the performance of our Web site may suffer which would cause us to lose members. In addition, any failure could make us unable to operate with adequate, accurate and timely financial and operational information that could result in our incurring unnecessary and possibly damaging expenses.

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

     IF WE ARE UNABLE TO IMPLEMENT ADEQUATE MEASURES TO MAINTAIN THE VALUE OF OUR INTELLECTUAL PROPERTY AND INTERNET DOMAIN NAME, OUR ABILITY TO COMPETE MAY BE SEVERELY HARMED. As an Internet company, our current and future copyrights, service marks, trademarks, patents, trade secrets, domain name and similar intellectual property, if any, are especially vital to our success. Despite our precautions unauthorized third parties may infringe or misappropriate our intellectual property, copy portions of our services, or reverse engineer or obtain and use information that we regard as proprietary. Any infringement or misappropriation of our intellectual property or proprietary information could make it difficult for us to compete. In addition, we currently hold various Internet Web addresses relating to our network, including the domain name "PARTSBASE.COM." If we are not able to prevent third parties from acquiring Web addresses that are similar to our addresses, third parties could acquire similar domain names that could create confusion that diverts traffic away from our e-marketplace to other competing Web sites.

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

     IF WE ARE UNABLE TO LICENSE THIRD-PARTY TECHNOLOGIES OR EFFECTIVELY INTEGRATE THEM, WE MAY EXPERIENCE DELAYS IN DEVELOPMENT OR EXPANSION OF OUR BUSINESS. The e-commerce market is rapidly evolving and we have and will depend on third-party software and other technology for the effective operation of our Web site and business. We may not be able to license or renew the license for these technologies on terms favorable to us or at all. Our inability to obtain necessary third-party licenses could delay the continued development of our business and services that could result in a loss of members, slow our growth and severely harm our business. In addition, even if we are able to license needed technology, we may not be able to successfully integrate such technology into our operations that could also result in a loss of members, slow our growth and severely harm our business.

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

     WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR AIRCRAFT PRODUCTS SOLD OVER THE INTERNET. We could be exposed to liability with respect to third-party information that may be accessible through our Web site. If any third-party content information provided on our Web site contains errors, consumers potentially could make claims against us for losses incurred in reliance on that information. In addition, because defective aviation products can result in substantial losses of property or life, we have a relatively greater risk of being exposed to product liability claims arising out of or relating to aviation parts and products sold through our Web site, which could result in us incurring substantial defense costs and, if successful, liability, either of which could severely harm our business. We currently carry no policies that would insure us against product liability claims.

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

     FUTURE GROWTH OF OUR OPERATIONS MAY MAKE ADDITIONAL CAPITAL OR FINANCING NECESSARY. We anticipate that we have sufficient working capital to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in the future in order to:

  o finance unanticipated working capital requirements;
  o develop or enhance existing services or products;
  o respond to competitive pressures; and
  o acquire complementary businesses, technologies, content or products.

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