Form 10-K
period 2001-12-31
PARTSBASE  INC
filed 2002-03-27
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 _______________________________________________
                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                   For the fiscal year ended December 31, 2001

                        Commission File Number: 000-29727
                 ______________________________________________

                                 PARTSBASE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            76-0604158
      State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                              905 Clint Moore Road
                         Boca Raton, Florida 33487-8233
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 953-0700
                _________________________________________________


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 26, 2002 was approximately $3,330,165 based on the $0.68 closing sales price for the Common Stock quoted on NASDAQ on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Common Stock of the registrant outstanding as of March 26, 2002 was 13,977,920.

               __________________________________________________


                                PARTSBASE, INC.
                               TABLE OF CONTENTS


                                                                          Page

                                     PART I

   ITEM 1.   Business......................................................  1

   ITEM 2.   Properties.....................................................13

   ITEM 3.   Legal Proceedings. ............................................14

   ITEM 4.   Submission of Matters to a Vote of Security Holders ...........14

                                     PART II

   ITEM 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters...........................................15

   ITEM 6.   Selected Financial Data........................................16

   ITEM 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................17

   ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.....21

   ITEM 8.   Financial Statements and Supplementary Data ...................21

   ITEM 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosures.....................................22

                                    PART III

   ITEM 10.   Directors and Executive Officers of the Registrant............23

   ITEM 11.   Executive Compensation........................................26

   ITEM 12.   Security Ownership of Certain Beneficial Owners
               and Management...............................................29

   ITEM 13.   Certain Relationships and Related Transactions................30

                                     PART IV

   ITEM 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................31

   SIGNATURES ..............................................................32

   ANNEX I    .............................................................F-1




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

Company

     All references to "we", "us", "our", "our company", the "Company" or "PartsBase" in this report refer to PartsBase, Inc., a Delaware corporation and its wholly owned subsidiary, Florida corporation, RNpartners, Inc. ("RNpartners"). We currently operate two businesses: (i) we provide Internet business-to-business e-commerce services for the aviation industry (the "Aviation e-commerce Business"); and (ii) since October 2001, we have provided, for a fee, critical care registered nurses for temporary assignment to hospitals located in Palm Beach County and Broward County, Florida (the "Nurse Staffing Business") Our Web site addresses are WWW.PARTSBASE.COM. and WWW.RNpartners.COM. The information contained on these Web sites is not a part of this Annual Report on Form 10-K.


Industry Overview

   The Aviation E-commerce Business

     We are an online provider of Internet business-to-business e-commerce services for the aviation industry. Our global e-commerce marketplace, sometimes referred to as our "e-marketplace" or our "solution," provides our subscribers in more than 115 countries with the ability to buy and sell new, used and overhauled aviation parts and products in an efficient, competitive and cost-effective manner. We estimate that our e-marketplace utilizes a database of approximately 2,500 suppliers, containing over 23.5 million line items of inventory. We believe our e-marketplace constitutes one of the largest independent databases of inventory and information in the aviation industry. Current members of our e-commerce marketplace include Boeing, Honeywell, Federal Express, BE Aerospace, Fokker, Raytheon, Rolls Royce, United Airlines, Frontier Airlines, BF Goodrich Aerospace, Saab, Lufthansa and Northrup Grumman.

     The worldwide market for aviation parts and products is highly fragmented and includes many types of suppliers, such as airlines, original equipment manufacturers ("OEMs"), numerous independent distributors, on-site airport maintenance providers, also known as fixed base operators, Federal Aviation Administration certified repair and overhaul facilities, traders and brokers. There are four types of parts, components, or supplies purchased by aviation companies: rotables (i.e. pumps, landing gear), repairables (i.e. valves, pistons), expendables (i.e. fasteners, bearings), and consumables (i.e. grease, oil). Rotables constitute 80% of the value of all parts purchased, but only 20% of the number of transactions. A typical air carrier can process 3,000 purchase orders per day, while a typical major OEM can process 20,000 purchase orders per day. A large commercial aircraft, such as a 747, can contain over 3 million parts.

     According to Boeing's 20-year current market outlook, the world fleet of aircraft is projected to increase from 4,548 aircraft in 2000 to 32,955 aircraft in 2020. Boeing estimates the total market potential during this period for commercial aviation support services, in 2000 dollars, is $3.1 trillion, of which $1.5 trillion will be spent on airframe and engine repair parts. The airframe and engine repair parts market constitutes the primary focus of our database and service offerings. In addition, management believes that as the age of the world fleet of aircraft increases the demand for new, used and overhauled parts and products may increase.

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

     In February 2001, we introduced "PartsDirect", which allows aviation buyers to solicit quotes online to purchase aircraft parts. As sellers reply to these quotations, buyers are given an easy-to-read display of all prices offered by potential sellers. Seller quotations are updated on a real-time basis as bids are posted. The buyer can then generate a purchase order electronically to the seller of his or her choice. Through PartsDirect, we seek to provide a worldwide search capability to buyers that creates a forum in which buyers can save money by enabling them to more quickly and efficiently locate surplus new, repaired, or overhauled inventory. Sellers utilizing the e-marketplace will gain access to an expanded customer base and have a greater opportunity to sell their inventory. If our new technology gains acceptance in the marketplace, we intend to begin the integration of our sites offerings, utilizing standard XML protocols, into customer's Enterprise Resource Planning (ERP) systems. Because of the aerospace industry's enormous size and global nature, the integration challenge of tying together these companies is one of great magnitude. Many industry experts estimate that this is a process that will take at least two or three years to gain traction.

     In October 2001, we introduced our premium parts search functionality which allows our subscribers to search for a part by a National Stock Number, a number used by governmental agencies to classify aviation and aerospace parts, and return a list of all the companies that carry the standard manufacturers' part number. We seek to facilitate the process for buyers of aviation and aerospace parts to locate these parts and provide them with the applicable OEM's of such parts so as to decrease lead times for procurement and maintain optimum inventory levels of such parts.

     In January 2002, we launched "Parts2Find" which enables subscriber sellers who specialize in hard to find aviation and aerospace parts to retrieve all requests for parts (numbers) for a given day that were not found in our database by member "would-be" buyers and contact them, should they have access to such parts. We believe this functionality enhances the value of our website by simultaneously facilitating the procurement process for both subscriber buyers and sellers by providing an additional resource for parts and incremental revenue opportunities.


   The Nurse Staffing Business

     Services Provided

     Since October 2001, we have provided, for a fee, registered nurses to our hospital clients to supplement their staff. Hospitals generally obtain supplemental staffing from local temporary (per diem) agencies. Per diem staffing, which has historically comprised the majority of the temporary healthcare staffing industry, involves the placement of locally-based healthcare professionals on short-term assignments, such as daily shift work, on an as needed (per diem) basis. Hospitals often give minimal advance notice of their per diem assignments, and require a quick turnaround from their staffing agencies, generally less than 24 hours. Per diem agencies select from a local highly skilled labor pool and provide pre-screened candidates to their hospital clients.

     Nurses / Hospital Client Base / Industry

     We provide medical nurses, surgical nurses and specialty nurses, all of whom are registered nurses, in a wide range of specialties for assignments in Broward County and Palm Beach County, Florida. We place our qualified nurse professionals with hospitals and hospital networks. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals.

     We offer our registered nurse professionals local placement opportunities and provide supplemental staffing solutions to our hospital clients all of whom are currently located in South Florida. In January 2002, we had approximately 800 open orders with our hospital clients in our service area. Our number of hospital clients has grown from approximately 5 in November 2001 to 22 active hospital clients as of March 2002. As of December 2001, two clients comprised approximately 41% of our revenues; no other single client, including affiliated groups, comprised more than 10% of our registered nurse employees on assignment or 10% of our revenues.

     In 2000, total healthcare expenditures in the United States were estimated at $1.3 trillion, representing approximately 13% of the U.S. gross domestic product, and had grown approximately 8% over 1999 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase by approximately $1.3 trillion during the next decade.

     Within the healthcare staffing sector, temporary staffing has emerged as an increasingly utilized method to efficiently deliver healthcare services. In the mid-1990s, several factors prompted the increased usage of temporary staffing at hospitals. A principal factor was cost containment. Managed care, Medicare, Medicaid and competitive pressures created renewed emphasis on cost containment. Among other responses, this led acute-care hospitals to redesign their staffing models to reduce their levels of fixed staffing and to include a variable staffing component.

     The temporary healthcare staffing industry accounted for $7.2 billion in revenues in 2000 and this amount is projected to increase by 21%, to $8.7 billion, in 2001 according to estimates by The Staffing Industry Report, an independent staffing industry publication. Approximately 70% of the temporary healthcare staffing industry is comprised of nurse staffing and approximately 30% is comprised of allied health, physicians and other healthcare professionals. Temporary healthcare staffing has experienced strong historical growth since 1996, growing at a compound annual growth rate of 13%, but this growth has accelerated to approximately 15% over the past two years. Within the temporary healthcare staffing industry, we believe that critical care nurse staffing is one of the fastest growing segments.


     Demand and Supply Drivers

     Since  the  mid-1990s,  changes  in  the  healthcare  industry  prompted  a permanent shift in staffing models that led to an increased usage of supplemental staffing at hospitals. The supply of professionals choosing supplemental healthcare as a short-term or long-term career option has also grown alongside increased demand for supplemental healthcare professionals. We believe that this expanded demand and supply pattern will continue, particularly in the critical care temporary nurse staffing sector, because of the following drivers:

     Demand Drivers

     DEMOGRAPHICS AND ADVANCES IN MEDICINE AND TECHNOLOGY. As the U.S. population ages and as advances in medicine result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent nurses. In addition, advances in healthcare technology have increased the demand for specialty nurses who are qualified to operate advanced medical equipment or perform complex medical procedures associated with critical care.

     SHIFT TO FLEXIBLE STAFFING MODELS. Nurse wages comprise the largest percentage of hospitals' labor expenses. Cost containment initiatives and a renewed focus on cost-effective healthcare service delivery continue to lead many hospitals and other healthcare facilities to adopt flexible staffing models that include reduced permanent staffing levels and increased utilization of flexible staffing sources, such as temporary staff nurses.

     NURSING SHORTAGE. Most regions of the United States are experiencing a shortage of nurses. The American Hospital Association estimates that up to 126,000 position vacancies currently exist for registered nurses. This represents approximately 10% of the hospital-based nursing workforce. The Journal of the American Medical Association has reported that the
     registered   nurse   workforce  is  expected  to  be  20%  below  projected
     requirements by 2020. Faced with increasing demand for and a shrinking supply of nurses, hospitals are utilizing more temporary nurses to meet staffing requirements. Factors contributing to the current and projected declining supply of nurses include:

       DECREASING NUMBER OF ENTRANTS TO NURSING SCHOOL AND NEW NURSING GRADUATES. According to the American Association of Colleges of Nursing, enrollment in all basic nursing education programs (baccalaureate, associate or diploma) has fallen each year since 1995 by approximately 5%.

       NURSES LEAVING PATIENT CARE ENVIRONMENTS FOR LESS STRESSFUL AND DEMANDING CAREERS. Career opportunities for nurses have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital service and supply companies increasingly offer nurses attractive positions which involve less demanding work schedules and physical requirements.

       AGING NURSE POPULATION. The average age of a registered nurse is estimated to be 45.2 years old, an increase of 8.4% since 1988. By 2010, 40% of the nurse population is expected to be older than 50, as compared to 29% of nurses that were older than 50 as of March 2000. As a growing number of nurses retire, the nursing shortage is likely to worsen.

     SEASONALITY. Hospitals in areas that experience significant seasonal fluctuations in population, such as Florida during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in demand. Many of these hospitals utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

     FAMILY AND MEDICAL LEAVE ACT. The adoption of the Family and Medical Leave Act in 1993, which mandates 12-week job-protected maternity and dependent care leave, continues to create temporary nursing vacancies at healthcare facilities. Approximately 94% of the registered nurses working at healthcare facilities in the United States are women.

     STATE LEGISLATION REQUIRING HEALTHCARE FACILITIES TO UTILIZE MORE NURSES. In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures placed upon nurses, several states have passed or introduced legislation that is expected to increase the demand for nurses.

     MINIMUM NURSE-TO-PATIENT RATIOS. California passed legislation in 1999 (effective January 2002) that requires the establishment of minimum nurse-to-patient ratios throughout all hospitals. Other states have already adopted, and several are now considering, similar legislation.

     ELIMINATION OF MANDATORY OVERTIME. Many healthcare facilities require their permanent staff to work overtime to cover staffing shortages. Maine and

     Oregon recently passed legislation that limits mandatory overtime for nurses, and similar legislation has already been introduced in several other states.

     Supply Drivers

     TRADITIONAL REASONS FOR A HEALTHCARE PROFESSIONAL TO WORK ON A SUPPLEMENTAL ASSIGNMENT. Supplemental assignments allow healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, build their resumes and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to supplemental healthcare professionals include professional development opportunities, competitive wages and flexible work schedules. All of these opportunities have been constant supply drivers, bringing a growing number of new healthcare professionals into accepting temporary assignments.

     WORD-OF-MOUTH REFERRALS. New applicants are most often referred to supplemental nurse staffing companies by current or former employees. Growth in the number of healthcare professionals that have accepted temporary assignments, as well as the increased number of hospitals that utilize temporary healthcare professionals, creates more opportunities for referrals.

     MORE NURSES CHOOSING SUPPLEMENTAL ASSIGNMENTS DUE TO THE NURSING SHORTAGE. In times of nursing shortages, nurses with permanent jobs feel more secure about their employment prospects. They have a higher degree of confidence that they can leave their permanent position to join the supplemental healthcare professional workforce and have the ability to return to a permanent position in the future. Additionally, during a nursing shortage, permanent staff nurses are often required to assume greater responsibility and patient loads, work mandatory overtime and deal with increased pressures within the hospital. Many experienced and critical care nurses consequently choose to leave their permanent employer, and look for a more flexible and rewarding position as a supplemental healthcare professional.


Business Strategy

   The Aviation E-commerce Business

     Our goal is to become one of the leading aviation industry e-commerce marketplaces. In order to capitalize on the continued expansion of the market for aviation parts and products, our technology takes advantage of the growth, pervasiveness, low costs and community building nature of the Internet as a basis for e-commerce for the broad, highly fragmented aviation industry. It is our belief that the value of an e-marketplace grows substantially as each new member brings additional parts, products, information and buying power to the community.

     Our technology has been designed to streamline the procurement cycle for our subscribers. We enable subscribers to source, bid parts and products, and eventually manage their order payment online. Our target members are primarily businesses that buy and sell aviation parts, supplies and components in a global marketplace. Our current members vary from small businesses to Fortune 500 companies such as Boeing, BF Goodrich Aerospace, Honeywell, and Federal Express. We have designed our e-marketplace to meet the needs of these customers and their industry. With a standard Internet connection, a Web browser and a PartsBase subscription, each of our e-marketplace subscribers can immediately participate as both a buyer and a seller.

     Our e-marketplace is designed to provide advantages over traditional procurement processes, including:

    o Reduced procurement costs;
    o More efficient pricing and improved access to sellers for buyers;
    o Ability to locate the most geographically desirable parts;
    o Expanded distribution opportunities for sellers; and
    o Ease of use and better access to information.

     Our current Web site features include:
    o Online buying and selling options utilizing advanced parts search features, inventory listings, requests for quotations ("RFQs"), and Purchase Order generation;
    o Member access to detailed information regarding current transactions;
    o Online auctions for aviation parts and products;
    o Procurement controls providing members with the ability to monitor corporate purchasing; and
    o Community-building information such as industry job and aircraft sales listings, as well as links to members and other industry Web sites.

     Our objective is to establish our e-marketplace as the preferred aviation industry business-to-business e-commerce solution. The key elements of our strategy include:

    o Achieving growth through adding additional functionalities so as to generate additional sources of revenues;
    o Strengthening the PartsBase brand;
    o Increasing the number of subscribers and market penetration;
    o Establishing and expanding strategic sales and marketing relationships;
    o Expanding international presence; and
    o Attracting and retaining members with new content, features and services.

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



   The Nurse Staffing Business

     Our goal is to expand our temporary nurse staffing operations first throughout Florida and ultimately throughout the United States. The key components of our business strategy include:

     EXPANDING OUR NETWORK OF REGISTERED NURSE PROFESSIONALS. Through our recruiting efforts in South Florida we continue to expand our network of registered nurse professionals. As of March 2002, we currently have a network of approximately 300 registered nurses, approximately 75 of whom are placed by us with our hospital clients continuously. We have exhibited growth in our registered nurse employee base over the past three months primarily through referrals from our current and former employees, as well as through advertising and direct mailings. While we expect these methods to continue to gain momentum, we are implementing creative ways to attract additional registered nurse professionals. An example of this strategy would be our internet recruitment tools such as the RNpartners.com website, which is a known nurse community site on the Internet.

     STRENGTHENING AND EXPANDING OUR RELATIONSHIPS WITH HOSPITALS AND HEALTHCARE FACILITIES. We seek to continue to strengthen and expand our relationships with our hospital clients, and to develop new relationships. Because we possess a network of registered nurses, we are well positioned to offer our hospital clients effective solutions to meet their supplemental staffing needs particularly in the critical care area.

     LEVERAGING OUR BUSINESS MODEL AND LARGE HOSPITAL AND HEALTHCARE FACILITY CLIENT BASE TO INCREASE PRODUCTIVITY. We seek to increase our productivity through our recruiting strategy, network of registered nurses, established hospital clients relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our recruiting strategy allows a recruiter in any of our offices to take advantage of all of our placement opportunities. In addition, our information systems and support personnel permit our recruiters to spend more time focused on our supplemental healthcare professionals' needs and placing them on appropriate assignments in hospitals in their specialized disciplines.

Sales and Marketing

    The Aviation E-commerce Business

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

     We provide  member  service  support  from 6:00 a.m. to 8:00 p.m.,  Eastern
Standard Time, Monday through Friday. Our customer support department is responsible for day-to-day contact with members and responds to questions from members through e-mail and a toll-free number. This department is responsible for retaining and increasing use by existing members and is an important aspect of member satisfaction. Our customer support and service personnel handle general member inquiries and technical questions. We have automated some of the tools used by our customer support and service staff, such as tracking screens that let our support staff track a transaction through a variety of information sources.

     Our sales and marketing group consisted of approximately 72 individuals as of December 31, 2001, all of whom are located at our Boca Raton, Florida headquarters.


   The Nurse Staffing Business

     We believe that nursing professionals are attracted to us because of our sizeable and diverse offering of work assignments and our service and relationship-oriented approach. We also market ourselves through a combination of a web site, print advertising, direct mail, printed marketing material and, most importantly, through personal word-of-mouth referrals from current and former employees. We also operate RNpartners.com, a nurse community website that caters to the professional and personal lives of nurses and offers nursing news and updates, links to other Internet sites, discounted products and services, and career opportunities including an online application process. Currently, our four recruiters are actively working with a pre-screened pool of approximately 300 registered nurses in an effort to place them with one of our hospital clients.

     Screening/Quality Management

     Through our quality management department, we screen each candidate prior to their employment and we continue to evaluate each registered nurse after they are placed to ensure adequate performance as well as to determine feasibility for future placements. Our internal processes are designed to ensure that each registered nurse has the appropriate experience, credentials and skills for the assignments that they accept. Our screening and quality management process includes three principal stages:

       INITIAL SCREENING. Each new registered nurse candidate who submits an application with us must meet certain criteria, including appropriate prior work experience and proper educational and licensing credentials. We independently verify each applicant's work history and references. Our clinical skills checklists, developed for each specialty area, are used by our hospital clients' hiring managers as a basis for evaluating candidates and conducting interviews, and for facilitating the selection of a registered nurse who can meet the hospital client's specific needs.

       ASSIGNMENT SPECIFIC SCREENING. Once an assignment is accepted by a supplemental healthcare professional, our quality management department tracks the necessary documentation and license verification required for the registered nurse to meet the requirements set forth by us, the hospital and, when required, the applicable state board of health or nursing. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.

       ONGOING EVALUATION. We continually evaluate our registered nurse professionals' performance through a verbal and written evaluation process. We receive these evaluations directly from our hospital clients, and use the feedback to determine appropriate future assignments for each registered nurse.

     Sales and Marketing to Hospitals and Healthcare Facilities

       Our client service directors market our services to prospective hospital clients, and supervise ongoing contract management of existing clients in their territory. The number of our hospital and healthcare facility clients that we serve has grown from approximately 5 in November 2001 to 22 active clients in March 2002. All of our registered nurse assignments are at acute-care hospitals located in Broward County and Palm Beach County, Florida.

         Account Management

       Once hospital contracts are obtained by our registered nurse area sales managers, our four hospital account coordinators are responsible for soliciting and receiving orders from these clients and working with our recruiters to fill those orders with qualified registered nurse professionals. An "order" is a request from a client hospital for a registered nurse to fill an assignment. Hospital account coordinators regularly call and solicit orders from our clients, who also submit orders via the Internet and by fax. Our average number of orders for upcoming assignments has increased significantly during the past three months. The combination of an increasing number of open orders and a greater number of nurses choosing supplemental staffing assignments benefits us by providing us with numerous assignments to offer and an increasing supply of new registered nurse professionals to hire. In March 2002, we have over 1,885 open customer orders in South Florida (the area encompassing Broward and Palm Beach counties). Our growth in open orders can be attributed to factors including:

     o  Continuing increased demand for registered nurses;
     o  Our extensive network of registered nurse employees; and
     o  Our increased number of hospital client relationships.

       Because hospitals often list their orders with multiple service providers, open orders may also be listed with our competitors. An order will generally be filled by the company that provides a suitable candidate first, highlighting the need for a network of registered nurses and integrated operating and information systems to quickly and effectively match hospital client needs with appropriate registered nurses.

         Placement

       Orders are entered into our information network and are made available to the recruiters at all of our offices. Our recruiters provide our hospital coordinators with the personnel profiles of the registered nurse who have expressed an interest in a particular assignment. The hospital coordinator approves the profiles to be sent to the hospital client and confirms the assignments with the hospital. Our recruiters seek to develop and maintain strong and long-lasting relationships with our registered nurses. Each recruiter manages a group of approved registered nurse employees and works to understand the unique needs and desires of each individual registered nurse. The recruiter will present open order assignments to a registered nurse, request that the personnel profile be submitted for assignment, arrange a telephone interview with assistance from the coordinators and generally facilitate each assignment. We share orders among our various offices to increase placement opportunities for our registered nurse employees.

         Registered Nurse Payroll

       We pay our registered nurse employees only to the extent they accept placement and actually work at one of our hospital clients. We perform all payroll services for our registered nurse employees. Providing payroll services is a value-added and convenient service that hospitals increasingly expect from their supplemental staffing sources. To provide convenience and flexibility to our hospital clients, we accommodate several different payroll frequencies. This enables our hospital clients to integrate management of supplemental registered nurse staff scheduling and overtime with their permanent staff. Consistent accuracy and timeliness of making payroll payments is essential to the retention of our registered nurses. Our internal payroll service group currently receives and processes timesheets for approximately 75 registered nurse employees, weekly. Payroll is typically processed daily after the completion of each pay period, heightening the importance of having adequately trained and skilled payroll personnel and appropriate operating and information systems. We process our payroll internally so as to minimize costs and provide a higher degree of flexibility in accommodating our registered nurse professional workforce as opposed to processing externally through a payroll processing service. Our payroll service group offers our registered nurse professionals the ability to be paid daily upon receipt of an approved time sheet from our hospital clients.

         Registered Nurse Benefits

       In our effort to attract and retain highly qualified professionals, we offer a variety of benefits to our registered nurse employees. These benefits include:


    o 24-HOUR MANAGEMENT AND CLINICAL SUPPORT. It is our goal to always be available to our registered nurses. Registered nurse employees with emergencies can be connected 24 hours per day with a clinical liaison or recruitment manager to help resolve their problem.

    o HOSPITAL BILLING. To accommodate the needs of our hospital clients, we bill all of our registered nurse professionals on a payroll contract basis. Under a payroll contract, the registered nurse is our employee for payroll and benefits purposes. Under this arrangement, we bill our hospital clients at an hourly rate that effectively includes reimbursement for recruitment fees, wages and benefits for the registered nurse professional, and employer taxes. Overtime and holiday hours worked are typically billed at a premium rate. We in turn pay the registered nurse's wages and benefits which are calculated on an hourly basis. Providing payroll services is a value-added and convenient service that hospitals increasingly expect from their supplemental nurse staffing sources.

    o DAILY PAY. Our local branch offices have the capability to produce payroll checks for our registered nurse employees the very same day their time sheets are verified and approved. This is an attractive benefit to registered nurses who, if working for another staffing firm, may be forced to wait for the payroll cycle to be completed before they can receive their paychecks.

    o  INFORMATION   SYSTEMS  Our   primary   management   information   and
       communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our staffing offices. Our financial systems are primarily centralized at our corporate headquarters and our operational reporting is standardized at all of our offices. We use an internal system to facilitate payroll for our corporate employees and our temporary healthcare professionals. We are in the process of developing a proprietary Windows-based, interactive information system that will be an important tool in maximizing our productivity and accommodating our recruiting strategy. The system will be custom-designed for our business model, including integrated processes for registered nurse professional and hospital contract management, matching of supplemental healthcare professionals to available assignments, registered nurse professional file submissions for placements, quality management tracking, controlling compensation packages and managing hospital contract and billing terms. Our system will provide our staff with fast, detailed information regarding individual registered nurses and hospital clients. The system will also provide a platform for interacting and transacting with registered nurse employees and hospital facility clients via the Internet. We anticipate that the initial features of this system will be functional during the latter part of the second quarter of 2002.

Competition

   The Aviation E-commerce Business

       The market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and expected to increase significantly in the future. We believe that companies in our Internet business-to-business e-marketplace compete on the basis of:

    o  Ease of use of technology;
    o  Breadth and depth of product and service offerings;
    o  Pricing of products and services;
    o  Quality and reliability of the Internet purchasing solution; and
    o  Quality and scope of customer service and support.

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

       Because of the rapidly evolving nature of e-commerce, it is difficult to objectively estimate the number of companies that compete directly against us. We believe that currently, our primary competitor is the Inventory Locator Service Inc., a subsidiary of Aviall, Inc. Additional competition is expected during 2002 from buy side exchanges formed by major domestic and foreign carriers, and sell side exchanges formed by large aerospace OEM's.

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

   The Nurse Staffing Business

       The nurse staffing industry is highly competitive. We compete with national firms and local and regional firms. We compete with these firms to attract registered nurses with critical care skills as temporary healthcare professionals and to attract hospital clients. We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to a temporary healthcare professional while they are on an assignment. We compete for hospital clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with requisite skills, the quality, scope and price of our services, and the geographic reach of our services. Continuing nursing shortages and factors driving the demand for nurses over the past several years have made it increasingly difficult for hospitals to meet their critical care staffing needs. We are focused on attaining a critical mass of available nursing candidates via substantial word-of-mouth referral networks and seek to establish RNpartners as a recognizable brand name, thereby enabling us to attract a consistent flow of new applicants. We believe we can also more easily provide payroll services billing, which is cash flow intensive, to healthcare providers. Some of our competitors in the temporary healthcare staffing sector include American Mobile Nurse, Interim Healthcare Services, Nursefinders and Starmed.


Intellectual Property

   The Aviation E-commerce Business

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

   The Nurse Staffing Business

       We rely on confidentiality agreements with our employees and customers to protect our proprietary rights in products, services, know-how and information. We have no current federal trademark registrations, however, at sometime in the future, we may seek trademarks, copyrights and patents.

Government Regulation

   The Aviation E-commerce Business

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

   The Nurse Staffing Business

       The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations which are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk. Florida requires state registration for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently registered in Florida. All of the supplemental registered nurses that we employ are required to be individually licensed under state law. We take reasonable steps to ensure that our employees possess all necessary licenses in all material respects.

Employees

     The following table details our employee compliment for our two businesses as of December 31, 2001 and 2000 respectively:

                                               2001       2000                                            2001
Aviation E-commerce Business:                                       Nurse Staffing Business:
Sales and marketing                             72         127      Registered Nurses                       36
Programming, technical and customer support     11          33      Sales and Marketing                      8
                                               ---         ---      Administration                           7
   Total                                        83         160                                              --
Supplemental Nurse Staffing                     51          --      Total                                   51
Corporate finance and administration           _14         _29
   Grand Total                                 148         189

       Registered nurses are considered our employees upon completing one twelve-hour shift at one of our hospital clients. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.


Risk Factors

   The Aviation E-commerce Business

       We have never been profitable, anticipate continued losses and cannot guarantee profitability in the future. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2002. We may be unable to ever achieve profitability in the future. We have incurred net consolidated losses in each accounting period since we began operations in April 1996, including net losses attributable to common shareholders of $5,612,233, $13,453,981, $7,815,409 ($5,913,034 before consideration of the value of a preferred stock beneficial conversion feature) during 2001, 2000 and 1999, respectively. Although revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

       We primarily rely on revenue from subscriptions and we may not be able to successfully expand our membership base or establish additional revenue sources. We currently generate revenues from e-commerce customers in the aviation industry who subscribe to our service. Our success will be dependent on our ability to expand our membership base within the aviation industry. We have experienced decreases in our subscriber base. In addition, our success will depend on our ability to generate additional revenues through the introduction of a new functionality and/or the expansion into new markets and industries. We cannot assure you that we will be successful in any efforts to generate additional revenues.

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

       Quarterly Operating Results are Subject to Significant Fluctuations. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

    o  Subscriber and advertiser demand for our solutions;
    o  User traffic levels and activity on our e-marketplace;
    o  Seasonal fluctuations in Internet usage;
    o  Changes in the growth rate of Internet usage;
    o The commitment of e-commerce customers in the aviation industry who subscribe to our service;
    o The timing and amount of costs relating to the expansion of our operations;
    o  Changes in our pricing policies or those of our competitors;
    o  The introduction of new solutions by us or our competitors;
    o  Costs related to acquisitions of technology or businesses;
    o  General economic and market conditions; and
    o  Effects of terrorist activities upon the aviation industry.

       Our revenues for the foreseeable future will remain dependent on user traffic levels and the commitment of e-commerce customers in the aviation industry who subscribe to our service. Such future revenues are difficult to forecast. In addition, we may significantly increase our operating expenses to increase our sales and marketing operations, to continue our expansion, to upgrade and enhance our technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

       There are a finite number of potential subscribers and we may be unable to develop other means of generating revenue, so our growth may be limited. A major element of our growth strategy is the expansion of our subscriber base. The number of participants in the aviation market limits our potential subscriber base. Additionally, the barriers to entry, which exist in the aviation market, may limit the entry of additional subscribers into our e-marketplace. Accordingly, the number of potential subscribers to our e-marketplace is likely finite, in which case our revenues may be similarly limited if we cannot generate revenue through other means.

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


Risks Related to the Nurse Staffing Business

       We can not predict our success as we have operated our business for a short period of time. We have a limited operating history, which will make it difficult for you to evaluate our performance. Our prospects will be dependent upon our ability to effectively implement our business model and adapt to changes in the nurse staffing business. If our business model is not viable or if we are unable to identify and address changes in our markets, we will not be able to grow our business, compete effectively or achieve profitability. These factors could cause our stock price to fall significantly.

       If we are unable to attract qualified registered nurses for our supplemental nurse staffing business at reasonable costs, it could increase our operating costs and negatively impact our business. We rely significantly on our ability to attract and retain registered nurses who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for registered nurses with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our registered nurse network to keep pace with our hospital and healthcare facility clients' needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of registered nurses that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain registered nurses depends on several factors, including our ability to provide registered nurses with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting registered nurses and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital clients, our profitability could decline. Moreover, if we are unable to attract and retain registered nurses the quality of our services to our hospital clients may decline and, as a result, we could lose clients.

       We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital clients and registered nurses. The supplemental nurse staffing business is highly competitive. We compete in regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the supplemental nurse staffing sector include American Mobile Nurse, Interim Healthcare Services and Nursefinders. Some of these companies may have greater marketing and financial resources than we do. We believe that the primary competitive factors in obtaining and retaining hospital clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring employees' job performance. We compete for registered nurses based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. Competition for hospital clients and registered nurses may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital clients to bypass our services, which would also cause our revenues and margins to decline.

       Our business depends upon our ability to secure and fill new orders from our hospital clients because we do not have long-term agreements or exclusive contracts with them. We do not have long-term agreements or exclusive guaranteed order contracts with our hospital clients. The success of our business is dependent upon our ability to continually secure new orders from hospitals and to fill those orders with our registered nurse employees. Our hospital clients are free to place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital clients. If we fail to maintain positive relationships with our hospital clients, we may be unable to generate new supplemental healthcare professional orders and our business may be adversely affected.

       Fluctuations in patient occupancy at the hospital of our clients may adversely affect the demand for our services and therefore the profitability of our business. Demand for our supplemental healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital clients' facilities. When occupancy increases, supplemental employees are often added before full-time employees are hired. As occupancy decreases, hospital clients typically will reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our hospital clients' facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

       Healthcare  reform could  negatively  impact our business  opportunities, revenues and margins. The U.S. government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could have a material adverse effect on our business. State governments have also attempted to control the growth of healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses aides. While the current regulation does not apply to us, if similar regulations were to be applied in Florida, our revenues and margins could decrease. Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our services.

       We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability. The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. Our business is generally not subject to the extensive and complex laws that apply to our hospital clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs. However, these laws and regulations could indirectly affect the demand or the prices paid for our services. For example, our hospital clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital clients could receive reduced reimbursements or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital clients could also adversely affect the prices that these clients are willing or able to pay for our services.

       Significant legal actions could subject us to substantial liabilities. In recent years, our hospital clients have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Because our registered nurses provide medical care, claims may be brought against our registered nurses and us relating to the quality of medical care provided by our registered nurse employees while on assignment at our hospital clients. We and our registered nurse employees may at times be named in these lawsuits regardless of our contractual obligations or the standard of care provided by our registered nurses. In some instances, we may be required to indemnify hospital clients contractually against some or all of these potential legal actions. Also, because our registered nurses are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a registered nurse's employment. We have two layers of professional and general liability coverage. The professional and general liability coverage consists of primary coverage with limits of $1 million per occurrence and $3 million in the aggregate and an umbrella policy with limits of $5 million. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. Also, we may not be able to pass on all or any portion of increased insurance costs to our hospital clients. If we are unable to maintain adequate insurance coverage or if any claims are not covered by insurance, we may be exposed to substantial liabilities.

       We may be legally liable for damages resulting from our hospital clients' mistreatment of our healthcare personnel. Because we are in the business of placing our registered nurses in the workplaces of other companies, we are subject to possible claims by our registered nurses alleging discrimination, sexual harassment, negligence and other similar activities by our hospital clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified individuals in the future.

       Difficulties in developing and maintaining our management information and communications systems may result in increased costs that reduce our profitability. Our ability to deliver our staffing services to our hospital clients and manage our internal systems depends to a large extent upon the performance of our management information and communications systems, currently under development. If these systems do not adequately support our operations, or if we are required to incur significant additional costs to maintain or expand these systems, our business and financial results could be materially adversely affected.

       Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales personnel. Our success is dependent upon the performance of our sales personnel, especially client registered nurse sales managers, hospital account coordinators and recruiters. The number of individuals who meet our qualifications for these positions is limited and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of these individuals. Competition for qualified sales personnel in the line of business in which we operate is strong and there is a risk that we may not be able to retain our sales personnel after we have expended the time and expense to recruit and train them.


Risks Associated with Potential Acquisitions or Investments

       We may acquire or make investments in businesses, products, services or technologies some of which may not be complementary or related to our current businesses. From time to time we may have discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable
acquisition  or  investment   candidates.   Even  if  we  do  identify  suitable
candidates, we cannot assure you that we will be able to consummate such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders. We do not have established criteria for evaluating acquisition or investment opportunities.

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


ITEM 2.  PROPERTIES

       We are currently obligated under three separate lease agreements with separate unaffiliated third parties for approximately 6,600 square feet of office space in Boca Raton, Florida (the "Boca Raton Lease"), approximately 1,000 square feet of office space in Fort Lauderdale, Florida (the "Fort Lauderdale Lease") and approximately 1,260 square feet of office space in West Palm Beach, Florida (the "West Palm Beach Lease"). We are obligated to pay approximately (i) $8,700 monthly through February 2003 under the Boca Raton Lease; (ii) $900 monthly through November 2004 under the Fort Lauderdale Lease; and (iii) $1,700 monthly under the West Palm Beach Lease. We may terminate the West Palm Beach Lease prior to November 2004 in either December 2002 or December 2003 upon payment of 50% of the remaining rent due through November 2004. Our corporate headquarters are located in our Boca Raton, Florida office. We use our Fort Lauderdale and West Palm Beach offices as satellite service offices for our Nurse Staffing Business.

ITEM 3.  LEGAL PROCEEDINGS

       In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The financial institution recently sued the payee, who then sued the Company for indemnification, claiming the settlement agreement creates this claim. The Company disputes this contention. This matter is scheduled for mediation in April 2002.

       In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that the Company breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting with the Company making a $175,000 payment to the Third Party. This settlement is classified as a litigation expense in the statement of operations for the year ended December 31, 2001.

       In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company continues to believe that the allegations contained in the consolidated lawsuit are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. The Company's legal expenses currently exceed the retention amount. At June 30, 2001, the Company recorded a litigation reserve for $200,000 to cover the expected retention. This reserve has been included in litigation and other related costs in the statement of operations for the year ended December 31, 2001. The parties are currently engaged in settlement discussions. The results of the settlement discussions th ultimate resolution of this matter are uncertain.

       The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the consolidated lawsuit described above.

       In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, costs and fees. This amount is included in litigation and other related costs in the statement of operations for the year ended
December 31, 2001. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows

       In March 2001 we received notice from counsel to the Business Software Alliance (the "BSA"), an industry watchdog group representing software manufacturers, in connection with the BSA's investigation of our possible illegal duplication of certain software companies' proprietary software products. Through subsequent correspondence from the BSA, the BSA has alleged that we have installed unauthorized copies of BSA member software products on our computers. The correspondence from the BSA provides that our potential exposure in this matter could be over $1,950,000 if willful copyright infringement is shown. We are currently in negotiations with the BSA in an attempt to resolve the matter. To date, we are not aware of any legal proceedings initiated by BSA in this matter.

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


           2001                                          High           Low
           First Quarter                                $2.56          $1.00
           Second Quarter                               $1.77          $0.79
           Third Quarter                                $1.00          $0.40
           Fourth Quarter                               $0.95          $0.41


           2000                                          High           Low
           First Quarter (Commencing March 22)         $14.88          $9.00
           Second Quarter                              $10.88          $4.25
           Third Quarter                               $ 8.75          $2.75
           Fourth Quarter                              $ 3.88          $1.69



       On February 15, 2002, the Company received notice from the NASDAQ National Market warning that the Company's stock may be delisted because its common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days and failed to maintain a minimum market value of public float of $5,000,000. In accordance with MarketPlace Rules, the Company is provided 90 calendar days, or until May 15, 2002 to regain compliance. If the Company is unable to demonstrate compliance on or before May 15, 2002, NASDAQ staff will provide the Company with written notification that its securities will be delisted. At any time, the Company may appeal NASDAQ Staff's decision to a NASDAQ Listing Qualifications Panel.

       As of March 26, 2002, there were approximately 1,490 holders of record of our Common Stock.

       We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Form 10-K. In September 2001, we incorporated RNpartners, a wholly owned subsidiary, Florida corporation, to launch our nurse staffing business. RNpartners commenced operations on October 1, 2001. The Consolidated Statements of Operations Data for 2001 contain the operations of RNpartners for the period of October 1, 2001 through December 31, 2001. The Consolidated Balance Sheet Data includes the balances of RNpartners as of December 31, 2001. The selected consolidated financial data of PartsBase.Inc. as of and for each of the five years in the period ended December 31, 2001 have been derived from PartsBase's audited consolidated financial statements.

Consolidated Statements of
   Operations Data:                                            For the Years Ended December 31,
                                            ----------------------------------------------------------------------------
                                                    1997          1998          1999           2000            2001
                                            --------------- -------------- -------------- --------------- --------------
Net revenues                                     $   2,861      $   3,504   $   362,224   $   4,097,585   $  5,619,121
                                                  ---------      ---------   -----------    ------------    -----------

Cost of revenues                                   104,041         43,452     1,412,532       6,140,741      4,451,631
Stock-based compensation expense                        --             --     1,799,139       2,308,440        247,506
                                                  ---------      ---------   -----------    ------------    -----------
  Total cost of revenues                           104,041         43,452     3,211,671       8,449,181      4,699,137
                                                  ---------      ---------   -----------    ------------    -----------
    Gross profit (loss)                           (101,180)       (39,958    (2,849,447)     (4,351,596)       919,984
                                                  ---------      ---------   -----------    ------------    -----------

Operating expenses:
   General and administrative expenses              90,452        108,163     1,293,091       8,920,354      7,224,266
   Stock-based compensation expense                     --             --       899,821       1,944,398         72,931
   Litigation and other related costs                   --             --            --              --        457,500
                                                  ---------      ---------   -----------    ------------    -----------
  Total operating expenses                          90,452        108,163     2,192,912      10,864,752      7,754,697
                                                  ---------      ---------   -----------    ------------    -----------
Operating loss                                    (191,632)      (148,121)   (5,042,359)    (15,216,348)    (6,834,713)
Other income (expense), net                             --             --      (870,675)      1,762,367      1,222,480
                                                  ---------      ---------   -----------    ------------    -----------
Net loss before value of preferred
 stock beneficial conversion feature              (191,632)      (148,121)   (5,913,034)    (13,453,981)    (5,612,233)

Value of preferred stock beneficial
    conversion feature                                  --             --    (1,902,375)             --             --
                                                  ---------      ---------   -----------    ------------    -----------
 Net loss attributable to common stockholders    $(191,632)     $(148,121)  $(7,815,409)   $(13,453,981)   $(5,612,233)
                                                  =========      =========   ===========    ============    ===========

Basic and diluted net loss per share             $      --      $      --   $      (.84)   $      (1.03)   $      (.40)
                                                  =========      =========   ===========    ============    ===========
Weighted average of common shares
outstanding                                             --             --     9,251,250      13,053,755     14,108,895
                                                  =========      =========   ===========    ============    ===========



Consolidated Balance Sheet Data:
                                                                      As of December 31,
                                            -------------------------------------------------------------------------
                                                    1997          1998          1999           2000            2001
                                            --------------- -------------- -------------- --------------- --------------
Cash and cash equivalents                        $      --      $      --   $   735,276    $ 23,045,491    $23,851,593
Investments, at amortized cost current portion)         --             --            --       7,139,052        900,073
Working capital (deficiency)                        (1,709)       (19,044)     (687,172)     27,652,259     22,762,318
Total assets                                         7,848          6,084     4,729,295      37,281,553     29,163,770
Accumulated deficit                               (263,538)      (411,659)   (7,762,678)    (21,216,659)   (26,828,892)
Total stockholders' equity (deficiency)              6,139        (19,044)    1,541,916      32,347,901     26,439,487

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

       We currently operate in two business segments: (i) we provide business-to-business e-commerce services for the aviation industry and (ii) since October 2001 we have provided, for a fee, registered nurses for temporary assignment to hospitals located in Broward County and Palm Beach County, Florida.

       We were incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc. As a Texas corporation, the Company's shares of common stock had no par value. As a result of the reincorporation in Delaware, the Company's shares of preferred and common stock, each have a $0.001 par value and $14,004 was reclassified from Additional Paid-In Capital to Common Stock to reflect the par value of the shares of common stock outstanding. No shares of preferred stock were issued or outstanding at December 31, 2001 and 2000, respectively.

       The following discussion of our consolidated financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this report which are deemed to be incorporated into this section. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those set forth under "Risk Factors" and included elsewhere in this report.

       Since we began operations in April 1996, we have incurred significant net losses. For the years ended December 31, 1997, 1998, 1999, 2000 and 2001, our consolidated net losses attributable to holders of common stock were $191,632, $148,121, $7,815,409, $13,453,981 and $5,612,233, respectively.

   The Aviation E-commerce Business and Corporate


Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Net Revenues

       Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner advertising and other revenues. For fiscal years 2001 and 2000, our net revenues were $5,520,825 and $4,097,585, respectively, an increase of $1,423,240 or 35%. During fiscal year 2001 we signed up 1,423 new subscribers and renewed 1,603 subscriptions from existing customers. Of the 2001 renewed subscriptions, 501 subscribers renewed their subscriptions for a third year. This compares to 3,175 new subscribers and 1,285 renewals sold in fiscal year 2000. Given the finite size of the aerospace community the number of new subscribers signed up in 2001 decreased compared to 2000. The average new subscription fee in fiscal year 2001 was $1,863 compared to $1,411 in fiscal year 2000. The average new subscriber fee increased in fiscal year 2001 due to higher prices due to additional value added services being provided to our subscribers such as government procurement data, the new "PartsDirect" feature, premium parts search functionality improvements and other enhancements to our service offerings. At December 31, 2001, we had 2,926 paying subscribers compared to 4,756 paying subscribers at December 31, 2000. A paid subscriber is defined as a customer whose subscription is currently active, and therefore, does not include subscribers whose subscriptions have expired. The subscriber count decreased during 2001 compared to 2000, as PartsBase was unable to acquire new subscribers at a sufficient rate to replace current customers whose subscriptions expired or were deactivated during their subscription period for non payment of their invoice.

       For the fiscal years 2001 and 2000, gross revenues were $5,234,073 and $6,293,834, respectively, a decrease of $1,059,761, or 17%. The decrease in gross revenue in fiscal year 2001 is attributable to a smaller sales force, a deeper penetration of the finite number of members in the aerospace community, fewer renewals of initial subscribers in 2000 and a general downturn in the overall aviation industry as a result of the events of September 11, 2001. Our subscription activity has since rebounded to pre September 11, 2001 levels.

       PartsBase records subscription, banner advertising and other revenues over the life of the respective subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period, of which a portion is deferred and recognized as earned. Net revenues represent that portion of current and prior year's gross revenues that was earned during the period. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenue. Deferred revenue decreased to $2,231,076 at December 31, 2001, compared to $3,349,869 as of December 31, 2000.

       The following table sets forth gross revenue by product line for each of the four quarters in fiscal year 2001, as well as sequential quarter-to-quarter revenue growth percentage for the second, third, and fourth quarters of fiscal year 2001.


                                               Revenue Detail by Quarter (000's)
                                                  Year Ended December 31, 2001

---------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                        Sequential Growth
                                  ------------------------------------------    -------------------------------
                                   03/31       06/30      09/30      12/31      2nd Qtr    3rd Qtr     4th Qtr
                                   -----       -----      -----      -----      -------    -------     -------
New Subscriptions                  $1,048     $  729     $  492     $  381       (30%)       (33%)      (23%)
Renewal Subscriptions                 509        387        591        833       (24%)        53%        41%
Advertising                            60         89         27         26        48%        (70%)       (0%)
Other                                  43          2         15          2       (95%)       650%       (87%)
                                    -----      -----      -----      -----       -----       -----       ----
Total Gross Revenue                $1,660     $1,207     $1,125     $1,242       (25%)       (82%)       10%
                                    =====      =====      =====      =====       =====       =====      =====
Total Net Revenue                  $1,599     $1,354     $1,344     $1,224       (15%)        (1%)       (9%)
                                    =====      =====      =====      =====       =====       =====      =====
Salesperson Compenssation          $  730     $  484     $  398     $  422       (34%)       (18%)        6%
                                    =====      =====      =====      =====       =====       =====      =====
Sales Comp/Gross Rev.                  44%        40%        35%        34%
                                     =====      =====      =====      =====
Deferred Revenue Bal.               $3,175     $2,731     $2,413     $2,231
                                     =====      =====      =====      =====

Cost of Revenues

       Cost of revenues consists of compensation for our sales and marketing personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. For fiscal year 2001, our total cost of revenues, including stock based compensation of $247,506 was $4,587,664 compared to $8,449,181, including stock-based compensation of $2,308,440, for fiscal year 2000, a decrease of $3,861,517, or 46%. As a percent of net revenues, costs of revenues excluding stock-based compensation, were 79% and 150% for fiscal years 2001 and 2000, respectively. Salesperson compensation as a percentage of gross revenues was 39% and 45% for fiscal years 2001 and 2000, respectively. Salesperson compensation as a percentage of gross revenues is starting to trend back downwards, as renewals, for which the commission rate is substantially lower than new subscriptions, comprise a greater portion of gross revenues.

       The primary reason for the decrease of $1,800,583 in cost of revenues, excluding stock-based compensation for fiscal year 2001 is a decrease of $822,297 in commissions to our salespeople. At December 31, 2001 PartsBase employed 72 persons in sales and customer service as compared to 127 persons at December 31, 2000. Additionally included in cost of revenues are information technology costs related to our website which had decreased in 2001 by 308,117 primarily as a result of a decrease in the level of website development activities.

General and Administrative Expenses

       For fiscal years 2001 and 2000, aviation e-commerce general and administrative expenses, excluding stock-based compensation expense of $72,931 and $1,944,398 respectively, and unallocated corporate general and administrative expenses of $1,048,075 and $0 respectively, were $5,916,591 and $8,920,354, respectively; a decrease of 34% and $3,003,763 from the prior year. General and administrative expenses consisted primarily of personnel costs of $3,342,017 and $5,577,268, rent expense of $685,664 and $536,769, advertising costs of $100,364 and $745,685,  bad debt expense of $705,413 and $142,254,  and other costs totaling $1,083,133 and $1,918,378 respectively, consisting of rent, utilities, supplies and other related administrative costs, for the fiscal years ended 2001 and 2000, respectively.

       The decrease in other costs for the fiscal year 2001, compared to the prior year is primarily attributable to a decrease of $248,073 in amortization of deferred financing costs. The Company made significant personnel reductions during 2001. In addition, depending on salary level, all remaining salaried personnel took a pay reduction, ranging from 5%-30%. The Company expects that its personnel costs will continue to decrease into 2002. The increase in bad debt expense compared to the same periods of the prior year relates to the Company's policy of paying sales commissions upon signing a Company sales order, rather than upon cash receipt, thereby increasing the probability that sales orders of lesser quality could be submitted. Although the Company can recover commissions paid to sales representatives if the customer does not pay, the

Company's high turnover has made it difficult to collect on a portion of subscriptions sold. During the third quarter, the Company significantly tightened its deal verification processes, and expects that its bad debt expense will decrease in 2002.

       For the fiscal years 2001 and 2000, unallocated corporate general and administrative expenses, excluding stock-based compensation of $72,931 and $1,944,398, respectively, were $1,048,075 and $0. Corporate general and administrative expenses consisted primarily of executive compensation of $663,599, professional and directors' fees of $ 279,219 and directors' and officers' liability insurance premiums of $105,257.

       At December 31, 2001, we employed 25 persons in administrative, information technology and executive management positions (inclusive of corporate positions), compared with 62 persons in such positions at December 31, 2000.

Corporate Litigation and Other Related Costs

       Corporate litigation and other related costs of $457,500 and $0 for 2001 and 2000, respectively, consist of a provision for $200,000 to cover incurred retention costs associated with a class action lawsuit the Company is party to as well as $257,500, during 2001, to settle or accrue for litigation and other related costs. As of December 31, 2001, $427,500 had been paid of which $227,500 represented settlement payments and related costs and the remaining $200,000 had been paid to cover incurred retention costs associated with a class action lawsuit to which the Company is a defendant.

Stock-Based Compensation

       In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $320,437 and $4,252,838 was recognized in fiscal years 2001 and 2000, respectively, and is classified as a component of cost of revenue and operating expense (See Note 7 to the consolidated financial statements). These remaining charges of $1,090 will be fully recognized by January 2002.

Corporate Other Income, Net

       Corporate other income, net consisting primarily of interest and dividend income was $1,222,480 and $1,762,367 for fiscal years 2001 and 2000, respectively, a decrease of $539,887 in 2001. The decrease in other income, net in fiscal year 2001 is attributable to lower cash, cash equivalents and investments balances and an overall market decline in interest rates on the Company's investments and cash equivalents.

Net Loss

       As a result of the foregoing, the net loss attributable to common stockholders, inclusive of corporate expenses, decreased to $5,339,456 for fiscal year 2001 from $13,453,981 for fiscal year 2000. Excluding stock-based compensation expense in 2001 and 2000 (See Note 7 to the consolidated financial statements), the net loss attributable to common stockholders for fiscal year 2001 decreased to $5,019,019, compared to $9,201,143 for fiscal year 2000.

Comparison of Years Ended December 31, 2000 and 1999

Net Revenues

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

       We recognize subscription, banner advertising and other revenues over the life of the respective subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period, of which a portion is deferred and recognized as earned. Net revenues represent that portion of current and prior year's gross revenues that was earned during the period. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenue. Deferred revenue, net increased to $3,349,869 at December 31, 2000, compared to $1,263,978 as of December 31, 1999.

       The following table sets forth gross revenue by product line for each of the four quarters in fiscal year 2000, as well as sequential quarter-to-quarter revenue growth percentage for the second, third, and fourth quarters of fiscal year 2000.


                                       Gross Revenue by Product Line (000's)
                                           Year Ended December 31, 2000

   ------------------------------------------------------------------------------------------------------
                                     Three Months Ended                           Sequential Growth
                       -------------------------------------------       --------------------------------
                         03/31       06/30       09/30       12/31       2nd Qtr     3rd Qtr      4th Qtr
                         ------      ------       -----      -----       -------     -------      -------
   Subscription          $1,182      $1,191      $1,607      $2,000         0.1%      34.9%        24.5%
   Advertising              128          95          48          20        25.8%)    (49.5%)      (58.3%)
   Other                      1          17           5           -     1,600.0%     (70.6%)          -
                          -----       -----       -----       -----     ---------    -------      -------
   Total                 $1,311      $1,303      $1,660      $2,020         0.0%      27.4%        21.7%
                          =====       =====       =====       =====     =========    =======      =======


Cost of Revenues

       For fiscal year 2000, our total cost of revenues, including stock-based compensation of $2,308,440, were $8,449,181 compared to $3,211,671, including stock-based compensation of $1,799,139, for fiscal year 1999, an increase of $5,237,510, or 163%. As a percent of sales, costs of revenues, excluding stock-based compensation, were 150% and 390% for fiscal years 2000 and 1999, respectively. The primary reason for the increase of $4,728,209 in cost of revenues, excluding stock-based compensation for fiscal year 2000, is an increase of $2,651,974 in commissions to our salespeople, and information technology costs totaling $1,023,669 incurred in 2000, which include contract payments totaling $700,000 to a third party for government procurement data functionality, that were not incurred in 1999. At December 31, 2000, we employed 127 persons in sales and marketing, compared with 51 in total at December 31, 1999.

General and Administrative Expenses

       For fiscal years 2000 and 1999, our operating expenses, including stock-based compensation expense, were $10,864,752 and $2,192,912, respectively, an increase of $8,671,840, or 395% from the prior year. General and administrative expenses consisted primarily of personnel costs of $5,577,268 and $478,361, advertising costs of $745,685 and $151,195, and other costs totaling $2,597,401 and $663,535, consisting of professional fees, rent, utilities, supplies and other related administrative costs, for the fiscal years ended 2000 and 1999, respectively. At December 31, 2000, we employed 62 persons in administrative, information technology and executive management positions, compared with 16 persons in such positions at December 31, 1999.

Stock-Based Compensation

       In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $4,252,838 and $2,698,960 was recognized in fiscal years 2000 and 1999, respectively, and is classified as a component of cost of revenue and operating expense (See Note 7 to the financial statements).

Other Income (Expense), Net

       For fiscal years 2000 and 1999, other income (expense), net was $1,762,367 and ($870,675), respectively, an increase of $2,633,042 in other income, net in 2000. The significant increase in other income net, in fiscal year 2000 is attributable to interest income earned primarily on the proceeds from our IPO compared to non-cash interest expense related to the issuance of convertible notes as part of our private placement during the prior year.

Net Loss

       As a result of the foregoing, the net loss attributable to common stockholders increased to $13,453,981 for fiscal year 2000 from $7,815,409 for fiscal year 1999. Excluding stock-based compensation expense in 2000 and 1999 and the value of the preferred stock beneficial conversion feature in 1999 (See
Note 7 to the consolidated financial statements), the net loss attributable to common stockholders for fiscal year 2000 decreased to $9,201,143, compared to $3,214,074 for fiscal year 1999.

   The Nurse Staffing Business

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Net Revenues

       We commenced our nurse staffing operations on October 1, 2001 and through December 31, 2001 earned $98,296 in net revenues from the placement of our registered nurse employees working as supplemental nursing staff in hospitals in Palm Beach County and Broward County, Florida. Approximately 40% of these revenues were derived from two hospitals.

Cost of Revenues

       Cost of revenues consists of compensation for our registered nurse employees, uniforms and costs incurred in the recruitment of qualified professional healthcare professionals. For the three months ended December 31, 2001 our total cost of revenues totaled $111,473 or 113% of net revenues. Registered nurse compensation as a percentage of cost of revenues totaled 86% for the three months ended December 31, 2001.

General and Administrative Expenses

       For the three months ended December 31, 2001, general and administrative expenses totaled $259,600. General and administrative expenses consisted primarily of personnel costs of $176,180, advertising costs for the recruitment of qualified registered nurses of $27,639 and other costs totaling $55,781, consisting of rent, marketing expenses, phone and utilities, supplies and other related administrative costs. At December 31, 2001, we employed seven persons in administrative, and executive management positions in our nurse staffing operations.

Net Loss
       As a result of the foregoing, the net loss incurred during the three months ended December 31, 2001 totaled $272,777.

Financial Condition

       For fiscal years 2001 and 2000, the Company had $23,851,593 and $23,045,491 of cash and cash equivalents, $900,073 and $7,139,052 of current investments at amortized cost, and $1,070,000 and $500,000 of restricted cash invested in certificates of deposit respectively. At December 31, 2001, we had working capital of $22,762,318. The decrease in current investments at amortized costs is attributable to our use of cash to fund operations of both of our business segments and the repurchase of our common stock. During the fiscal year ended December 31, 2001, we repurchased 538,120 shares of our common stock on the open market at an aggregate purchase price of $795,544, inclusive of brokerage fees. All of these shares were retired as of December 31, 2001.

       We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our future long-term capital needs will depend significantly on the rate of growth of our businesses, the timing of extended service offerings, the success of these services once they are launched as well as the extent to which we engage in acquisitions or investments. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. We may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations. In addition, such a failure to raise needed capital could impair our future plans to expand our e-marketplace, attract new members, provide new and upgrade current services to our members and expand the operations of our supplemental nurse staffing agency either through internal growth or acquisition. If additional funds are raised through the issuance of equity securities, additional dilution to existing shareholders could result. In addition, any equity securities issued might have rights, preferences or privileges senior to our common stock.

Cash Flows

       Net cash flows used in operating activities were $4,616,561, $7,844,219, and $596,498 for fiscal years 2001, 2000, and 1999, respectively. The decrease in net cash used in operating activities for fiscal year 2001 was primarily the result of decreased expenditures for sales and marketing, information technology, and general and administrative expenses to coincide with the Company's streamlining of operations. The increase in net cash used in operating activities for fiscal year 2000 was primarily the result of increased expenditures for sales, marketing, information technology and general and administrative expenses to coincide with the Company's building critical mass of its operations.

       Net cash flows provided by (used in) investing activities were $6,039,281, ($10,592,615), and ($1,238,124) for fiscal years 2001, 2000, and
1999, respectively. The decrease in net cash used in investing activities for fiscal year 2001 includes the maturity of investment securities totaling $6,918,743, as compared to the purchase of $7,643,140 of investment securities in 2000 and a decrease in expenditures resulting from purchases of personal property and equipment for the new facility, including computer hardware and software commensurate with the streamlining of operations in 2001 as compared to an increase in expenditures for personal property and equipment for the former corporate headquarters, including computer hardware and software.

       Net cash flows (used in) provided by financing activities were ($616,618), $40,747,049, and $2,569,898 for fiscal years 2001, 2000, and 1999, respectively. The increase in net cash used in financing activities for fiscal year 2001 is primarily the result of the repurchase of 538,120 shares of the Company's common stock for $795,544 as opposed to net proceeds of $40,881,000 received by PartsBase in connection with the issuance of common stock related to the Company's IPO, offset by the purchase for treasury of 136,685 shares of our common stock, totaling $330,202.

New Accounting Guidance

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows for a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and its adoption had no impact to its consolidated financial statements.

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimatable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Adoption of these two standards is not expected to have a material effect on the Company's results of operations or financial position.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the asset, and the associated asset retirement cost. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

       In  August  2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending December 31, 2002, and the interim periods within fiscal 2002, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company is currently evaluating whether adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

Critical Accounting Policies

       The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Notes to the Consolidated
Financial Statements. These policies have been consistently applied in all material respects and addresses such matters as principles of consolidation, revenue recognition, concentration of credit risk, accounting for stock based compensation and investments. While the estimates and judgements associated with the application of these policies may be affected by different assumptions and conditions, the Company believes the judgements associated with the reported amounts are appropriate under the circumstances.

ITEM 7A. QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to the impact of interest rate changes.

Interest Rate Risk

       The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At December 31, 2001, our portfolio consisted of investments in institutional money market funds and "A" rated or higher corporate bonds (See
Note 3 to the consolidated financial statements). Our investment policy is focused on ensuring that we have liquid cash balances available to meet our day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposits and obligations of major corporations and bank holding companies such as direct issue commercial paper, investment grade bond funds and medium term notes.

       We intend to hold our investments until maturity; however, we are exposed to the impact of interest rate changes and change in the market values of our investments. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have an other than temporary decline in market value due to changes in interest rates or other factors.

Foreign Exchange Risk

       We have minimal exposure to foreign exchange risk as all of our sales to customers outside of the United States are collected in U.S. dollars.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       For   information   required  by  Item  8,  refer  to  "PartsBase,   Inc.
Consolidated Financial Information" filed as part of this Report in Annex I.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       At December 31, 2001 our executive officers were as follows:


      NAME                       AGE                    POSITION
---------------------            ---         -----------------------------------
Robert A. Hammond, Jr.           47          Chairman of the Board of Directors,
                                             President, Chief Executive Officer,
                                               Secretary and Treasurer
Mark J. Weicher                  50          Chief Financial Officer
Brian Tolley                     26          Chief Information Officer


       Robert A. Hammond, Jr. Mr. Hammond has served as our President, Chief Executive Officer, Chairman, Secretary and Treasurer since our incorporation in April 1999. In April 1996, Mr. Hammond founded our predecessor as a division of Aviation Laboratories, Inc., a company for which he also served as Chief Executive Officer from its inception in August 1985. From August 1985 until June 1999, Mr. Hammond was the Chief Executive Officer and Chairman of Great Pines Water Company, a publicly traded bottled water company that was sold to Suntory Bottled Water Group in June 1999.

       Mark J. Weicher. Mr. Weicher has served as our Chief Financial Officer since August 2001 and joined us in March 2001. From September 2000 through February 2001, Mr. Weicher served as an independent business consultant. From February 1999 through August 2000, Mr. Weicher served as Chief Financial Officer of Site2shop.com, Inc. a multi media company engaged in marketing various consumer products through its self produced television programs print media and internet and television programs designed to educate the general public regarding various trends and general information. Mr. Weicher served as Chief Financial Officer of Computer Access International, Inc., a refurbisher of trailing technology and peripherals from January 1997 through January 1999. Mr. Weicher is a Certified Public Accountant and received his Bachelor of Science in accounting from Brooklyn College.

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

Board Committees

       We have established an audit committee and a compensation committee. The audit committee, the current members of which are Pierre Narath, Thomas Van Hare and Charles Menefee, recommends to the board of directors the independent certified public accountants to be selected to audit our annual financial statements and approves any special assignments given to those accountants. The audit committee also reviews the planned scope of the annual audit, the independent accountants' letter of comments and management's response thereto regarding any major accounting changes made or contemplated and the effectiveness and efficiency of our internal accounting staff. The compensation committee, the current members of which are Robert A. Hammond, Jr., Pierre Narath, Thomas Van Hare and Edward McCartin makes recommendations to the board of directors regarding the compensation payable to our executive officers, reviews general policies relating to the compensation and benefits of our employees and administers the PartsBase, Inc. 1999 stock option plan and 2001 stock plan.

Compensation Committee Interlocks and Insider Participation

       The compensation committee is responsible for determining salaries, incentives and other forms of compensation for our directors and other employees and administering other various compensation and benefit plans. The compensation committee met once in 2001 but did not meet in 2000. Our board of directors was responsible for these matters in 2000. As of March 21, 2002, our board of directors consists of Messrs. Robert A. Hammond, Jr., Thomas Van Hare, Pierre Narath, Charles Menefee, Edward McCartin and Kenneth Corriea. Mr. Hammond participates in all discussions and decisions regarding salaries and incentive compensation for all employees and consultants of PartsBase, Inc., except that he is excluded from discussions regarding his own salary and incentive compensation. Other than Mr. Hammond, no current board member has at any time been an officer or employee of PartsBase, Inc. No interlocking relationships exist between any member of our board of directors and any other company's board of directors or compensation committee. No interlocking relationship existed between any member of our board of directors and any member of any other company's board of directors or compensation committee in 2000.

Director Compensation

       Since inception until June 19, 2001, no board member had received any cash compensation for his services as a director. At the March 16, 2001 board of directors meeting, we granted to Mr. Narath the option to acquire 20,000 shares of our common stock at an exercise price of $3.00 per share at any time through March 2011. At the June 20, 2001 board of directors meeting, we granted each non employee director an annual stipend of $10,000 payable quarterly; in the event the board of directors shall meet in excess of four times annually, each non employee director shall be paid $2,500 for each meeting attended in person and $1,250 for each meeting attended by phone for each incremental meeting.

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

       Based solely on its review of the copies of such forms received or written representations from the Reporting Persons, the Company believes that with respect to the year ended December 31, 2001, all Reporting Persons complied with all applicable reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION


       The following table sets forth certain information regarding compensation from PartsBase which was paid to PartsBase's Chief Executive Officer and the four other most highly compensated executive officers during the years ended December 31, 2001, 2000, and 1999.



                                                   Summary Compensation Table
                               ---------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation Awards
                                                                           ----------------------------------
                                               Annual Compensation                                   Payouts
                                         -------------------------------                             --------
                                                                                       Securities
                                                              Other                      Under
                                                              Annual       Restricted   lying                     All Other
Name and                                                      Compen-       Stock       Options/     LTIP          Compen-
Principal Position             Year      Salary      Bonus    sation (1)     Awards      SARS        Payouts       sation
---------------------------    ----     ---------  --------   ----------   ----------  ----------    -------      ---------
Robert Hammond, President,     2001     $ 226,126  $     --    $ 42,187    $     --      150,000      $  --       $   --
Chief Executive Officer and    2000     $ 227,778  $     --    $ 18,829    $     --           --      $  --       $   --
Chairman of the Board (2)      1999     $  81,250  $     --    $     52    $     --           --      $  --       $   --


Brian Tolley, Chief            2001     $ 135,341  $     --    $  6,160    $     --       45,000      $  --       $   --
Information Officer (3)        2000     $  53,750  $     --    $     26    $     -        35,000      $  --       $   --
                               1999     $      --  $     --    $     --    $     --           --      $  --       $   --


Mark Weicher, Chief            2001     $  41,250  $     --    $     --    $     --       18,000      $  --       $   --
Financial Officer (4)          2000     $      --  $     --    $     --    $     --           --      $  --       $   --
                               1999     $      --  $     --    $     --    $     --           --      $  --       $   --

Michael Siegel, Chief          2001     $ 127,210  $     --    $  5,841    $     --       76,000      $  --       $   --
Financial Officer (5)          2000     $ 160,189  $ 30,000    $  8,666    $     --       75,000      $  --       $   --
                               1999     $      --  $     --    $     --    $     --           --      $  --       $   --

_______________________________________
(1)  Unless otherwise noted, other annual compensation represents the annual premium for term life insurance for the above executives with coverage ranging from $25,000 to $100,000.
(2)  Other annual compensation in 2001 includes lease and insurance payments of $26,908 on two vehicles paid by the Company; one of which was sold in October 2001 to an unaffiliated third party net of aggregate unpaid lease payments due of  $9,631. Additionally, Mr. Hammond has the use of  two automobiles purchased by the Company in 2001 at an aggregate cost of $131,583  Also included in 2001 other annual compensation is an unaccountable expense allowance of $13,047.  The Company was the owner and beneficiary of a $2,000,000 key man life insurance policy on Mr. Hammond. The premium for fiscal year
     2000 was $3,935; the policy was cancelled in 2001.
(3)  Other annual compensation in 2001 includes a car allowance of $6,000 in 2001.  Mr. Tolley joined the
     Company on August 16, 2000.
(4)  Mr. Weicher joined the Company in March 2001 and was named Chief Financial Officer in August 2001.
(5)  Mr. Siegel joined the Company on January 20, 2000 and received a $30,000 signing bonus paid upon acceptance of employment.  Other annual compensation includes a car allowance of $5,625 in 2001 and
     $8,523 in 2000.  Mr. Siegel resigned from the Company on August 16, 2001.

Stock Options

       The following table sets forth information concerning the grant of stock options to each of the named officers in fiscal year 2001.


                                           Option /SAR Grants in Last Fiscal Year
                          -------------------------------------------------------------------------------------------------------

                                         Individual Grants
                          ---------------------------------------------------------------

                                                                                             Potential Realizable
                           Number of     Percentage of Total                                 Value at Assumed Annual
                          Securities         Options/SARs                                     Rates of Stock Price
                          Underlying          Granted to        Exercise or                     Appreciation for
                         Options/SARs        Employees in       Base Price     Expiration        Optional Term (3)
Name                      Granted (1)      Fiscal Year 2001       ($/Sh)          Date             5% ($)      10%  ($)
----------------          -----------    -------------------    -----------    ----------        ----------   ----------
Robert Hammond             150,000              19.67            $  2.00        06/20/11              --          --
Brian Tolley                45,000               5.90            $  2.00        06/20/11              --          --
Mark Weicher                18,000               2.36            $  2.00        06/20/11              --          --
Michael Siegel (2)          76,000               7.83            $  2.00        06/20/11              --          --
-------------------------------------
(1)  All options granted under our 1999 Stock Option Plan were in consideration of salary reductions by the respective officers, with the exception of Mr. Hammond.  The shares underlying the options become exercisable ratably over 12 months from June 20, 2001, the date of grant.
(2)  Mr. Siegel resigned from the Company on August 16, 2001, however his options continue to vest in consideration for him waiving any entitlements he may have had to severance payments and as compensation for consulting services rendered since his departure from the Company regarding financial matters pertaining to the Company and services to be rendered relative to the Company's outstanding litigation which commenced during his tenure.
(3)  On June 20, 2001, the date of grant, the closing market price of the Company's shares of common stock was $1.05.


       The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of our common stock as of December 31, 2001 held by the named executive officers.


                                   Aggregated Option Exercises in Last Fiscal Year And Year-endn Option Values
                                   ---------------------------------------------------------------------------------------
                                                                      Number of Securities          Value of Unexercised
                                     Shares                          Underlying Unexercised        In-the-Money Options at
                                  Acquired on           Value      Options at Fiscal Year End          Fiscal Year-End
Name                               Exercise (#)        Realized      Exercisable/Unexercisable   Excersiable/Unexercisable (1)
------------------                ------------         --------    ---------------------------   -----------------------------
Robert Hammond                             0             N/A              87,497/62,503                   $ 0 / $ 0
Brian Tolley                               0             N/A              38,643/41,357                   $ 0 / $ 0
Mark Weicher                               0             N/A             10,500/7,500                     $ 0 / $ 0
Michael Siegel                        40,618           $45,492           75,628/34,804                $ 3,125 / $ 314
-----------------------------------
(1)  The difference between the average of the high and low bid prices per share of the common stock as reported by the NASDAQ National Market on December 31, 2001, and the exercise or base price.
N/A  Not applicable.

Employment Agreements and Arrangements

       In November 1999 and September 2000, we entered into employment agreements with Messrs. Hammond, Jr., and Tolley, respectively. The employment contracts have initial terms of two years but shall be renewed for successive two-year periods unless earlier terminated. The agreements may be terminated by us or the employee, with or without cause, upon 30 days prior written notice. The base salaries of each executive officer may be increased at the discretion of the board of directors or the compensation committee of the board of directors. In addition to base salaries, each of the executives is entitled to three weeks vacation, reimbursement of business expenses and may, at our expense, participate along with his spouse and dependents in any medical or other insurance plan maintained by us for salaried employees. The Company leases one automobile for Mr. Hammond, Jr. and he has the use of two Company owned automobiles. Mr. Tolley receives monthly car allowances of $500: Mr. Siegel formerly received a monthly car allowance of $750. Each of the employment agreements contain non-compete covenants that prohibit the employee from directly or indirectly participating in business in competition with us following termination of his employment for a period of two years. Pursuant to the terms of his employment agreement, Mr. Siegel was entitled to receive a severance payment equal to six month's salary in the event of a termination of his employment for any reason other than cause, as defined in his employment agreement. At the time of his resignation, Mr. Siegel waived his severance payment entitlement in consideration of continued vesting rights in all option grants received as of the date of his resignation and the Company waiving the forfeiture provisions of such grants. Additionally, Mr. Siegel agreed to make himself available as needed in conjunction with any financial matters or outstanding litigation matters which may have arisen during his tenure as Chief Financial Officer.

Employee Benefit Plans

       In November 1999, we adopted the PartsBase.com, Inc. 1999 Stock Option Plan for the purpose of promoting our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success.

       The Stock Option Plan provides for the award to eligible participants, including employees, officers, directors and consultants, of stock options including non-qualified options and incentive stock options under Section 422 of the Internal Revenue Service Code. Under the stock option plan, 2,000,000 shares of common stock are reserved for issuance. The 1999 Stock Option Plan will terminate on September 30, 2008 unless extended by our board of directors and, to the extent required under applicable law, our stockholders. The 1999 Stock Option Plan may be amended or terminated by our board of directors at any time provided that our shareholders must approve any significant amendments.

       As of the date of this annual report, non-qualified options to purchase a total of 682,292 shares of common stock were outstanding under our 1999 Stock Option Plan at exercise prices ranging from $0.63 to $6.38.

       At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders adopted the PartsBase, Inc. 2001 Stock Plan for the purpose of promoting our long-term growth and profitability by providing key people with incentives to improve stockholder value and contribute to our growth and financial success.

       The 2001 Stock Plan provides for the award to eligible participants, including employees, officers, directors and consultants, of stock options including non-qualified options and incentive stock options under Section 422 of the Internal Revenue Service Code as well as stock grants. Under the Stock Plan, 1,000,000 shares of common stock are reserved for issuance. The 2001 Stock Plan may be amended or terminated by our board of directors at any time provided that our shareholders must approve any significant amendments.

       As of the date of this annual report, no options to purchase shares of common stock and no shares of common stock have been granted or shares issued under the 2001 Stock Plan.

       Both the 1999 Stock Option Plan and the 2001 Stock Plan are administered by our by the compensation committee of our board of directors (the "Committee"). The Committee selects participants and establishes the terms and conditions of each option, stock or other rights granted under the plans, including the exercise price, the number of shares subject to options, or other equity rights and the time at which the options become exercisable and the number of shares. The exercise price of all "incentive stock options" within the meaning of Section 422 of the Internal Revenue Service Code, granted under the stock option plan must be equal to 100% to the fair market value of the option shares on the date of the grant. The term of any incentive stock option granted under the stock option plan may not exceed ten years; however, where the eligible stock option plan participant owns over 10% of the total combined voting power of all classes of our stock, the exercise price must be at least equal to 110% of the fair market value of the option shares on the date of the grant and the term can not exceed five years.

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

Limitations on Liability of Directors and Indemnification of Directors and Officers

       As permitted by the Delaware General Corporation Law, we have included in our articles of incorporation, a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to exceptions. In addition, both of our articles of incorporation and our bylaws provide that we are required to indemnify our officers and directors, and we are required to pay for, and may advance, expenses for our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements require us, among other things, to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors, other than liabilities arising from willful misconduct of a culpable nature, to pay for their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms. We have also obtained directors' and officers' liability insurance.

       Except as noted in Item 3- Legal Proceedings of this annual report, we are not aware of any other pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted. We are not aware of any other threatened litigation or proceedings that might result in a claim for indemnification. We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information regarding shares of our common stock beneficially owned as of March 26, 2002:

   o Each person or group known to us that beneficially owns more than five percent of our outstanding common stock;

   o Our directors and the named executive officers listed in the Summary Compensation Table; and - all of our executive officers and directors as a group.

       Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. Shares of common stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of March 26, 2002 are deemed outstanding with respect to the person holding those options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. We believe each person named in the table has sole voting and investment power with respect to the shares identified as beneficially owned by them.

Name and Address (1)                 Number            Percent
---------------------             -----------          -------
Robert A. Hammond, Jr.            9,150,000 (2)          64.77
Thomas Van Hare (3)                  10,000 (4)              *
Pierre A. Narath (5)                 60,000 (6)              *
Michael W. Siegel                   151,000 (7)           1.07
Brian Tolley                         61,039 (4)              *
Mark Weicher                         18,000 (4)              *
Charles Menefee                           0               0.00
Edward McCartin                           0               0.00
Kenneth Corriea                           0               0.00
All directors and executive
 officers as group  (9 persons)   9,450,039              65.87
------------------------------
*   Represents less than 1% of the outstanding common stock.
(1) Except as otherwise indicated, the business address of each person listed is c/o PartsBase.com, Inc., 905 Clint Moore Road, Boca Raton, Florida 33487.
(2) Includes 4,500,000 shares owned by Mr. Hammond individually and 4,500,000 shares owned by R. Hammond, L.P., a limited partnership of which Mr. Hammond is the sole general partner and of which a trust established for the benefit of Mr. Hammond's children is a 99% limited partner.
(3) Mr. Van Hare's address is c/o Digital Minute, 700 E. Palmetto Park Road, Suite 201, Boca Raton, Florida, 33432.
(4) Consists of shares underlying stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2002.
(5) Mr. Narath's address is 1538 Turnpike Street, North Andover, Massachusetts 01845.
(6) Consists of 40,000 shares of our common stock owned by Metro Investments, a company controlled by Mr.Narath, and 20,000 shares underlying stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2002.
(7) Consists of 40,618 shares of common stock owned and 110,382 shares underlying stock options that are currently exercisable or will become exercisable within 60 days following March 22, 2002. Mr. Siegel resigned from the Company on August 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None

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

                  None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         By: /S/  Robert A. Hammond, Jr.
                                             ---------------------------
                                             Robert A. Hammond, Jr.
                                             President, Chief Executive Officer,
                                              and Chairman
Date:    March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 27, 2002                 /S/  Robert A. Hammond, Jr.
                                        ---------------------------
                                        Robert A. Hammond, Jr.
                                        President, Chief Executive Officer,
                                        Secretary, Treasurer and Chairman
                                        (Principal Executive Officer)

Date:    March 27, 2002                 /S/  Mark J. Weicher
                                        --------------------
                                        Mark J. Weicher
                                        Chief Financial Officer
                                       (Principal Financial Accounting Officer)

Date:    March 27, 2002                 /S/   Pierre Narath
                                        -------------------
                                        Pierre Narath
                                         Director

Date:    March 27, 2002                 /S/   Thomas Van Hare
                                        ---------------------
                                        Thomas Van Hare
                                         Director

Date:    March 27, 2002                 /S/   Charles Menefee
                                        ---------------------
                                        Charles Menefee
                                         Director

Date:    March 27, 2002                 /S/   Edward McCartin
                                        ---------------------
                                        Edward McCartin
                                         Director

Date:    March 27, 2002                 /S/   Kenneth Corriea
                                        ---------------------
                                        Kenneth Corriea
                                         Director

                                     ANNEX I

          PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Independent Auditors' Report ..............................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000...............F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 2001, 2000 and 1999..........................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2001, 2000 and 1999......................................F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001, 2000 and 1999 .........................................F-6

Notes to Consolidated Financial Statements.................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   PartsBase, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of PartsBase, Inc. (formerly PartsBase.com, Inc.) and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida
March 15, 2002



                       PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                                            Consolidated Balance Sheets


                                                                                    December 31,
                                                                    -----------------------------------------
                              ASSETS                                          2001                 2000
                                                                    -------------------- --------------------
Current assets:
Cash and cash equivalents                                                $  23,851,593        $  23,045,491
Accounts receivable, net                                                       403,969            1,641,092
Investments, at amortized cost                                                 900,073            7,139,052
Prepaid expenses and other current assets                                      330,966              671,221
                                                                          -------------        -------------
    Total current assets                                                    25,486,601           32,496,856
Property and equipment, net                                                  2,570,330            3,655,310
Certificates of deposit - restricted cash                                    1,070,000              500,000
Other assets                                                                    36,839              629,387
                                                                          -------------        -------------
     Total assets                                                        $  29,163,770        $  37,281,553
                                                                          =============        =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                         $      87,060        $   1,075,032
Accrued expenses and other current liabilities                                 406,147              419,696
Deferred revenue, net                                                        2,231,076            3,349,869
                                                                          -------------        -------------
   Total current liabilities                                                 2,724,283            4,844,597
Other liabilities                                                                   --               89,055
                                                                          -------------        -------------
   Total liabilities                                                         2,724,283            4,933,652

Commitments and contingencies (Note 6)                                              --                   --

Stockholders' equity:
Preferred stock, $0.001 par value in 2001 and no par value in
  2000; 2,000,000 shares authorized, 0 shares issued and outstanding
   in 2001 and 2000                                                                 --                   --
Common stock, $0.001 par value in 2001 and no par value in 2000
  (Note 7); 30,000,000 shares authorized, issued and outstanding
   14,003,620 in 2001 and 14,255,480 in 2000                                    14,004                   --
Additional paid-in capital                                                  53,255,465           55,478,819
Treasury stock, 0 shares in 2001 and 136,685 shares in 2000
  at cost                                                                           --             (330,202)
Accumulated deficit                                                        (26,828,892)         (21,216,659)
Unearned compensation                                                           (1,090)          (1,584,057)
                                                                          -------------        -------------
   Total stockholders' equity                                               26,439,487           32,347,901
                                                                          -------------        -------------
     Total liabilities and stockholders' equity                          $  29,163,770        $  37,281,553
                                                                          =============        =============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                             PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                                       Consolidated Statements of Operations

                                                                          Year Ended December 31,
                                                            -----------------------------------------------------
                                                                    2001               2000              1999
                                                             ---------------- ------------------- ----------------
Net revenues                                                  $  5,619,121       $   4,097,585      $    362,224

Cost of revenues                                                 4,451,631           6,140,741         1,412,532
Stock-based compensation expense                                   247,506           2,308,440         1,799,139
                                                               ------------        ------------       -----------
       Total cost of revenues                                    4,699,137           8,449,181         3,211,671
                                                               ------------        ------------       -----------

Gross profit (loss)                                                919,984          (4,351,596)       (2,849,447)

Operating expenses:
General and administrative expenses                              7,224,266           8,920,354         1,293,091
Stock-based compensation expense                                    72,931           1,944,398           899,821
Litigation and other related costs                                 457,500                  --                --
                                                               ------------        ------------       -----------
        Total operating expenses                                 7,754,697          10,864,752         2,192,912
                                                               ------------        ------------       -----------

Operating loss                                                  (6,834,713)        (15,216,348)       (5,042,359)
Other income (expense), net                                      1,222,480           1,762,367         (870,675)
                                                               ------------        ------------       -----------
Net loss before value of preferred stock beneficial
 conversion feature                                             (5,612,233)        (13,453,981)       (5,913,034)
Value of preferred stock beneficial conversion feature                  --                  --        (1,902,375)
                                                               ------------        ------------       -----------
Net loss attributable to common shareholders                  $ (5,612,233)      $ (13,453,981)     $ (7,815,409)
                                                               ============       =============      ============

Basic and diluted net loss per common share                   $      (0.40)      $       (1.03)     $      (0.84)
                                                               ============       =============      ============

Weighted average common shares outstanding                      14,108,895          13,053,755         9,251,250
                                                               ============        ============      ============



The accompanying notes are an integral part of these consolidated financial statements.



                                                   PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                                                                   Consolidated Statements of Stockholders' Equity
                                                          For the Years Ended December 31, 2001, 2000, and 1999




                                      PREFERRED STOCK             COMMON STOCK           TREASURY STOCK          ADDITIONAL
                                -------------------------    --------------------   ---------------------         PAID-IN
                                  SHARES        AMOUNT         SHARES      AMOUNT     SHARES      AMOUNT          CAPITAL
                                ---------   -------------   -----------  --------   ---------  ------------   ---------------
Balance, December 31, 1998                                                                                    $      392,615

Net loss (January 1-April 26,
 1999)
Contribution from parent                                                                                              22,659
Reorganization                                                                                                      (464,390)
Common stock issued                                          9,000,000
Restricted stock issued                                      1,075,250                                             5,859,383
Preferred stock issued           855,000    $  1,902,375                                                           1,902,375
Exchange of restricted stock
 for stock options                                            (824,000)                                            3,531,441
Unearned compensation related
 to stock options                                                                                                  1,084,414
Recognition of unearned
 compensation
Beneficial conversion feature
 of convertible notes                                                                                                850,000
Warrants issued                                                                                                    2,000,000
Net loss (April 27-
 December 31,   1999)
                                ---------    ------------   -----------  --------   ---------  ------------    -------------
Balance, December 31, 1999.      855,000       1,902,375     9,251,250         --         --            --       15,178,497

Common stock issued                                          3,500,000                                           40,710,595
Conversion of convertible
 preferred stock                (855,000)     (1,902,375)      855,000                                            1,902,375
Conversion of convertible
  notes                                                        481,250                                             (569,516)
Unearned compensation related
 to stock options                                                                                                 1,206,153
Recognition of unearned
 compensation
Reverse unearned compensation
 due to forfeited non-vested
 options                                                                                                         (3,145,536)
Employee non-qualified stock
 options exercised                                             304,665                                              196,251
Purchases of treasury stock                                   (136,685)             (136,685)  $  (330,202)
Net loss
                                ---------    ------------   -----------  --------   ---------  ------------    -------------
Balance, December 31, 2000            --              --    14,255,480         --   (136,685)     (330,202)      55,478,819

Recognition of unearned
 compensation
Reverse unearned compensation
 due to forfeited non-vested
 options                                                                                                         (1,124,795)
Employee non-qualified stock
 options exercised                                             286,260                                              178,926
Purchases of treasury stock                                   (538,120)             (538,120)     (795,544)
Retirement of treasury stock                                                         674,805     1,125,746       (1,125,746)
Reincorporation at $0.001
 par value                                                               $ 14,004                                   (14,004)
Revaluation of non-vested
 options                                                                                                           (137,735)
Net loss
                                ---------    ------------   -----------  --------   ---------  ------------    -------------
Balance, December 31, 2001            --     $        --    14,003,620   $ 14,004         --   $        --     $ 53,255,465
                                =========     ===========   ===========   =======   =========   ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.



                       PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                          Consolidated Statements of Stockholders' Equity- Continued
                           For the Years Ended December 31, 2001, 2000, and 1999



                                                                    TOTAL
                                                                  DIVISIONAL      STOCKHOLDERS'
                                 UNEARNED         ACCUMULATED       EQUITY           EQUITY
                               COMPENSATION         DEFICIT      (DEFICIENCY)      (DEFICIENCY)
                               -------------   --------------    ------------   ---------------
Balance, December 31, 1998                                        $ (411,659)   $      (19,044)

Net loss (January 1-April 26,
 1999)                                                               (52,731)          (52,731)
Contribution from parent                                                                22,659
Reorganization                                                       464,390                --
Common stock issued                                                                         --
Restricted stock issued        $ (5,859,383)                                                --
Preferred stock issued                         $  (1,902,375)                        1,902,375
Exchange of restricted stock
 for stock options               (3,531,441)                                                --
Unearned compensation related
 to stock options                (1,084,414)                                                --
Recognition of unearned
 compensation                     2,698,960                                          2,698,960
Beneficial conversion feature
 of convertible notes                                                                  850,000
Warrants issued                                                                      2,000,000
Net loss (April 27-
 December 31,   1999)                             (5,860,303)                       (5,860,303)
                                -------------  --------------      ----------    --------------
Balance, December 31, 1999.       (7,776,278)     (7,762,678)             --         1,541,916

Common stock issued                                                                 40,710,595
Conversion of convertible
 preferred stock                                                                            --
Conversion of convertible
  notes                                                                               (569,516)
Unearned compensation related
 to stock options                 (1,206,153)                                               --
Recognition of unearned
 compensation                      4,252,838                                         4,252,838
Reverse unearned compensation
 due to forfeited non-vested
 options                           3,145,536                                                --
Employee non-qualified stock
 options exercised                                                                     196,251
Purchases of treasury stock                                                           (330,202)
Net loss                                         (13,453,981)                      (13,453,981)
                                -------------  --------------      ----------    --------------
Balance, December 31, 2000        (1,584,057)    (21,216,659)             --        32,347,901

Recognition of unearned
 compensation                        320,437                                           320,437
Reverse unearned compensation
 due to forfeited non-vested
 options                           1,124,795                                                --
Employee non-qualified stock
 options exercised                                                                     178,926
Purchases of treasury stock                                                           (795,544)
Retirement of treasury stock                                                                --
Reincorporation at $0.001
 par value                                                                                  --
Revaluation of non-vested
 options                                                                                    --
Net loss                                          (5,612,233)                       (5,612,233)
                                -------------  --------------      ----------    --------------
Balance, December 31, 2001      $     (1,090)  $ (26,828,892)      $      --     $  26,439,487
                               ==============  ==============      ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                      F-5a




                                      PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                  2001               2000                 1999
                                                                            -------------      --------------        -------------
   Cash flows from operating activities:
      Net loss                                                              $  (5,612,233)     $ (13,453,981)        $ (5,913,034)
      Adjustments to reconcile net loss to cash used in
        operating activities
      Depreciation and amortization                                               868,807            752,314              410,918
      Loss on property disposals                                                       --                 --                  583
      Provision for doubtful accounts                                             705,904            142,254                   --
      Provision for litigation and other related costs                            457,500                 --                   --
      Recognition of stock based compensation                                     320,437          4,252,838            2,698,960
      Noncash interest on convertible notes                                            --                 --              850,000
      Noncash costs allocated from former parent                                       --                 --               15,037
      Changes in assets and liabilities
        Accounts receivable, net                                                 (195,531)        (1,355,015)            (297,884)
        Prepaid and other current assets                                          373,035           (666,674)            (504,547)
        Deferred financing costs and other assets                                      --             (5,226)             (56,282)
        Accounts payable                                                         (704,888)           347,401              716,054
        Other accrued liabilities                                                (437,549)           186,426              233,270
        Deferred revenue, net                                                    (392,043)         1,955,444            1,241,319
        Accounts payable-related party                                                 --                 --                9,108
                                                                             -------------      -------------         -----------
            Net cash used in operating activities                              (4,616,561)        (7,844,219)           (596,498)
                                                                             -------------      -------------         -----------

   Cash flows from investing activities:
      Capital expenditures                                                       (155,576)        (2,925,475)         (1,022,049)
      Purchase of investment securities                                       (19,689,018)        (7,643,140)                 --
      Website development costs                                                        --            (24,000)           (216,075)
      Maturities of marketable debt securities                                  6,918,743                 --                  --
      Proceeds from sale of investment securities                              19,355,348                 --                  --
      Loss on sale of marketable securities                                       155,776                 --                  --
      Redemption of certificate of deposit-restricted cash                      1,119,008                 --                  --
      Purchase of certificate of deposit-restricted cash                       (1,665,000)                --                  --
                                                                             -------------      -------------         -----------
             Net cash provided by (used in) investing activities                6,039,281        (10,592,615)         (1,238,124)
                                                                             -------------      -------------         -----------

   Cash flows from financing activities:
      Issuance of convertible notes                                                    --                 --             962,500
      Issuance of common stock                                                         --         40,881,000                  --
      Debt issue costs                                                                 --                 --            (138,700)
      Issuance of preferred stock                                                      --                 --           1,902,375
      Deferred offering costs                                                          --                 --            (163,899)
      Exercise of employee non-qualified stock options                            178,926            196,251                  --
      Purchase of treasury stock                                                 (795,544)          (330,202)                 --
      Paid-in capital                                                                  --                 --               7,622
                                                                             -------------      -------------         -----------
             Net cash provided by (used in) financing activities                 (616,618)        40,747,049           2,569,898
                                                                             -------------      -------------         -----------

   Net increase in cash and cash equivalents                                      806,102         22,310,215             735,276
   Cash and cash equivalents at the beginning of the period                    23,045,491            735,276                  --
                                                                             -------------      -------------         -----------
   Cash and cash equivalents at the end of the period                       $  23,851,593      $  23,045,491         $   735,276
                                                                             =============      =============         ===========

   Noncash financing activities:
      Warrants issued in connection with the issuance of the
         convertible notes                                                  $          --      $          --         $ 2,000,000
                                                                             =============      =============         ===========
      Retirement of treasury stock                                          $   1,125,746      $          --         $        --
                                                                             =============      =============         ===========
      Stock option forfeitures                                              $   1,124,795      $   3,145,536         $        --
                                                                             =============      =============         ===========
      Revaluation of non vested stock options                               $     137,735      $          --         $        --
                                                                             =============      =============         ===========
      Reincorporation affecting par value of stock                          $      14,004      $          --         $        --
                                                                             =============      =============         ===========

The accompanying notes are an integral part of these consolidated financial statements.


          PARTSBASE, INC. (formerly PARTSBASE.COM, INC.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 1 - BACKGROUND AND ORGANIZATION

     PartsBase, Inc. ("PartsBase" or the "Company") operates in two business segments; an online provider of aviation e-commerce business and a supplemental nurse staffing agency.

     Prior to April 1999, the Company operated as a division (the "Division") of Aviation Laboratories, Inc. ("Aviation Labs"). In April 1999, the assets of the Division were conveyed to Mr. Robert A. Hammond, Jr. in consideration for, among other things, Mr. Hammond's equity interest in Aviation Labs. On April 27, 1999, Mr. Hammond transferred the assets of the Division into and incorporated PartsBase as a Texas corporation. The accounting for the contribution of the Division into PartsBase has been reported in the accompanying financial statements as a reorganization of entities under common control in a manner similar to a pooling of interests. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc.

     Partsbase's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts and list products and services.

     In September 2001, the Company formed RNpartners, Inc., a Florida corporation, as a wholly owned subsidiary of PartsBase, which operates as a supplemental nurse staffing agency. RNpartners commenced operations on October 1, 2001 as a provider of critical care registered nurses for temporary assignment to hospitals in Palm Beach and Broward counties of the State of Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PartsBase, Inc. and its wholly owned subsidiary, RNpartners, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     PartsBase recognizes subscription, banner advertising, and other revenues over the life of the respective subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Gross revenue represents total subscription, advertising and other sales made during the period presented, of which a portion is deferred. Deferred revenue as of December 31, 2001 and 2000 was $2,231,076 and $3,349,869, respectively. Net revenue represents that portion of gross revenue that was earned during the period presented. Nurse staffing revenues and the related labor costs and payroll taxes are recorded in the period in which staffing services are performed.

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist primarily of uninsured cash and cash equivalents. Cash and cash equivalents are deposited with federally insured commercial banks in the United States and in institutional money market funds. At December 31, 2001 the Company had all of its cash and cash equivalents in three financial institutions of which the excess over $100,000 is not covered by FDIC insurance and which, therefore, did not limit the Company's amount of credit exposure. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     The Company's global e-marketplace segment sells primarily to aviation related companies and does not require collateral. The Company's supplemental nurse staffing agency sells the services of its registered nurse employees to hospitals in South Florida. The Company analyzes the need for reserves for potential credit losses and records a provision for bad debts when necessary. As of December 31, 2001 and 2000, the Company maintained an allowance for doubtful accounts related to its receivables of $149,922 and, $221,559, respectively.

     The Company e-marketplace segment has subscribers in more than 115 countries. The e-marketplace segment did not derive more than 10% of its revenue from any single foreign country during 2001, 2000 or 1999. Prior to 1999, all of the Company's revenue was derived from domestic customers. The Company's supplemental nurse staffing agency has 15 hospital clients. Two hospitals comprised approximately 41% of the segment's revenues for the three months ended December 31, 2001, its initial period of operation.

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

       Computer software......................................  3 years
       Automobiles............................................  5 years
       Computer equipment.....................................  5 years
       Communication equipment................................  7 years
       Furniture and fixtures.................................  7 years

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets, as well as depreciation and amortization periods, to determine whether an adjustment to carrying values or a revision to estimated useful lives is appropriate. Recoverability is determined through evaluation of anticipated cash flows on an undiscounted basis. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded, measured by the amount of the asset's carrying value in excess of fair value.



Web Site Development Costs

     The Company follows the provisions of Statements of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met.

     Web site development costs, which are enhancements intended to extend and/or improve significantly the marketability of the original product, are capitalized; all other costs are expensed as incurred and classified as cost of revenues. Web site development costs of $0 and $24,000 were capitalized during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000 capitalized web site development costs, net of amortization, were $0 and $90,020, respectively, and are included in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2001, 2000 and 1999, amortization of web site development costs totaled $90,020, $122,132 and $27,923, respectively.

     Amortization is computed on an enhancement-by-enhancement basis utilizing the straight-line method over the estimated economic life of the enhancement, which at December 31, 2001 and 2000, is estimated to be 24 months.

Accounting for Stock-based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense for employees, is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. For non-employees, compensation expense is based on the fair value of the option granted as defined in SFAS No. 123.

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

New Accounting Guidance

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows for a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, in the first quarter of 2001 and its adoption had no impact to its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141," Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually on a basis set forth in SFAS No. 142, and that intangible assets with estimatable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Adoption of these two standards is not expected to have a material effect on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the asset, and the associated asset retirement cost. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the related asset and depreciated over the life of the asset. The liability is accreted each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal year ending December 31, 2002, and the interim periods within fiscal 2002, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company is currently evaluating whether adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.


Note 3 - INVESTMENTS

     The Company's investments in U.S. government and corporate debt securities, whose maturities are typically one year or less, are classified as held-to-maturity and valued at amortized cost, which approximates fair value. Investments in securities are summarized as follows at December 31, 2001 and 2000:




                                     Market       Gross Unrealized    Gross Unrealized       Amortized
                                     Value         Holding Gain         Holding Loss            Cost
                                   ---------      ----------------    ----------------     --------------
December 31, 2001:
Current:
Corporate debt securities        $   896,735       $         --        $       3,338         $   900,073
                                  ==========        ============        =============         ==========

December 31, 2000:
Current:
U.S. government agencies         $   774,162       $        939        $          --         $   773,223
Corporate debt securities          6,440,416             74,587                   --           6,365,829
                                  ----------        -----------         -------------         ----------
Totals                           $ 7,214,578       $     75,526        $          --         $ 7,139,052
                                  ==========        ===========         =============         ==========

Non-Current:
Corporate debt securities        $   500,110       $         --        $      (1,741)        $   501,851
                                  ==========        ===========         =============         ==========



     The non-current portion of investments is included in other assets in the accompanying consolidated balance sheet at December 31, 2000. The Company did not own any investments whose maturity exceeded one year as of December 31, 2001. Investments totaling $12,488 and $2,237, represented the balance in a brokerage cash account at December 31, 2001 and 2000, respectively, are not included in the summary above.

     On January 15, 2001, corporate debt securities owned by the Company, issued by a State of California electrical utility (the "Utility"), with a face value of $400,000 and maturing on January 15, 2001, were defaulted on. In February 2002, the Company has collected all accrued interest due, according to the contractual terms of the debt security and the bond was redeemed by the Utility on March 1, 2002.

     During 2001, the Company realized a net capital loss of $155,776 as a result of the sale of investment grade bond funds in conjunction with a strategy to minimize state taxes. No such losses were realized during fiscal 2000 and 1999.

Note 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                           2001             2000
                                     ---------------- -----------------
        Computer Equipment            $ 1,844,150        $ 1,829,161
        Computer Software                 991,962          1,493,035
        Telephone Equipment               289,230            289,230
        Furniture and Fixtures            343,688            336,363
        L/H Improvements                   14,606             11,808
        Automobiles                       131,583                 --
                                       -----------        -----------
                                        3,615,219          3,959,597
        Accumulated Depreciation       (1,044,889)          (304,287)
                                       -----------        -----------
                                      $ 2,570,330        $ 3,655,310
                                       ===========        ===========

     Depreciation and amortization expense for the years ended December 31, 2001, 2000, and 1999 was $794,950, $279,641, and $22,193, respectively.

     As a result of the Company's sublease being vacated by a bankruptcy court, as more fully described in Note 6, the Company provided for the loss of the net book value of its leasehold improvements associated with the sublease as of December 31, 2001 totaling $11,357.


Note 5 - SEGMENT INFORMATION

     Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," management assesses Company performance and allocates resources principally on the basis of two segments:
(i) aviation e-commerce segment which develops and markets an online marketplace for the purchasing and distribution of aviation products, globally and (ii) the supplemental nurse staffing agency currently in South Florida. This segment was formed in September 2001 as a wholly-owned subsidiary of the Company and commenced operations in October 2001. Accordingly, the Company operated in one business line in the years ended December 31, 2000 and 1999, respectively.

     The online marketplace for the purchasing and distribution of aviation products provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts, list products, services and catalogs. The primary source of revenues is from the sales of subscriptions, generally one year in term and recognized over the life of the subscription. Additionally, the Company recognizes revenue from advertising sales, principally banner ads which run from three months to one year in duration of which revenue is recognized ratably over the run period. Cost of revenues include the commissions paid to salespersons who sell subscriptions and banner advertising and direct costs of operating the web site, the related depreciation and the overhead associated with managing the website.

     The supplemental nurse staffing agency provides registered nurses to hospitals in Broward and Palm Beach counties of Florida to supplement their existing nursing staffs based on need. The sole source of revenue is derived from the hourly fees charged to the hospitals for the services rendered by the Company's registered nurse employees. Cost of revenues include the wages paid to these nurses as well as the cost of recruitment, the related depreciation and the overhead of managing the segment.

     Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth in Note 1. Revenues and non-overhead expenses for each business line are those that directly relate to those operations. Overhead expenses, such as administrative expenses are allocated to each business line based on management's best estimate of the resources utilized in the management and operations of each business line. Total assets are those assets directly used in the Company's operations in each line of business. Other than the online marketplace funding the operations of the supplemental nurse staffing agency, there are no significant transfers between segments.




                                                                For the year ended December 31, 2001
                                                 ------------------------------------------------------------------
                                                 Aviation
                                                e-commerce        Supplemental    Corporate and
(In thousands)                                   business        Nurse Staffing        Other                 Total
                                              -------------      --------------   --------------           ----------
Subscription revenues                          $   5,151                                                   $   5,151
Advertising                                          344                                                         344
Nurse staffing services                               --             $  98                                        98
Other                                                 26                --                                        26
                                                 --------             -----                                 ---------
   Total revenues                                  5,521                98                                     5,619
                                                 --------             -----                                 ---------
Cost of revenues                                   4,397               111                                     4,509
General and
  administrative                                   5,313               260            $  1,048                 6,621
Depreciation and amortization                        795                --                  --                   795
Stock based
  compensation                                        72                --                  --                    72
Litigation and other
  related costs                                       --                --                 458                   458
                                                 --------             -----            --------             ---------
Total costs and
  operating expenses                              10,577               371               1,506                12,454
                                                 --------             -----            --------             ---------
Operating loss                                 $  (5,056)            $(273)           $ (1,506)            $  (6,835)
                                                =========             =====            ========             =========
Interest income                                $      --             $  --            $    995             $     995
                                                =========             =====            ========             =========
Other income, net                              $      --             $  --            $    228             $     228
                                                =========             =====            ========             =========
Capital expenditures                           $     151             $   5            $     --             $     156
                                                =========             =====            ========             =========
Total assets                                   $  29,018             $ 146            $     --             $  29,164
                                                =========             =====            ========             =========

     All of the Company's long-lived assets are geographically located in the United States. Management does not review revenues by geographical locations.


Note 6 - COMMITMENTS AND CONTIGENCIES

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction. This matter is scheduled for mediation in April 2002.

       In December 2000, a third party (the "Third Party"), unaffiliated with the Company, instituted arbitration against the Company in Dallas, Texas based upon allegations that the Company breached a February 18, 2000 professional services agreement. The Third Party claimed damages of $308,083 plus un-liquidated damage amounts for copyright infringement, interest, attorneys' fees and costs. The Company filed a counterclaim denying the breach and claiming entitlement to a refund of $73,496 previously paid to the Third Party plus damages of $250,000 because of the Third Party's breach of its obligations to the Company. This matter was settled on June 30, 2001, resulting with the Company making a $175,000 payment to the Third Party. This settlement is classified as a litigation expense in the statement of operations for the year ended December 31, 2001.

       In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company continues to believe that the allegations contained in the consolidated lawsuit are without merit and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. As of December 31, 2001, the Company has incurred legal expenses equal to the $200,000 retention which are included in litigation and other related costs in the consolidated statement of operations for the year ended December 31, 2001. The parties are currently engaged in settlement discussions. The results of the settlement discussions and ultimate resolution of this matter are uncertain.

     In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, cost and fees. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     In March 2001 the Company received notice from counsel to the Business Software Alliance (the "BSA"), an industry watchdog group representing software manufacturers, in connection with the BSA's investigation of possible illegal duplication of certain software companies' proprietary software products by the Company. Through subsequent correspondence from the BSA, the BSA has alleged that the Company has installed unauthorized copies of BSA member software products on Company computers. The correspondence from the BSA provides that the Company's potential exposure in this matter could be over $1,950,000 if willful copyright infringement is shown. The Company is currently in negotiations with the BSA in attempt to resolve the matter. To date the Company is not aware of any legal proceedings initiated by BSA in this matter.

     The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     On February 15, 2002, the Company received notice from the NASDAQ National Market warning that the Company's stock may be delisted because its common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days and failed to maintain a minimum market value of public float of $5,000,000. In accordance with MarketPlace Rules, the Company is provided 90 calendar days, or until May 15, 2002 to regain compliance. If the Company is unable to demonstrate compliance on or before May 15, 2002, NASDAQ staff will provide the Company with written notification that its securities will be delisted. At any time, the Company may appeal NASDAQ Staff's decision to a NASDAQ Listing Qualifications Panel.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments during the first year of the Agreement. Beginning with the second year and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company obtained and delivered to USAIS, on March 21, 2001, an irrevocable, transferable standby Letter of Credit in the amount of $1,665,000, collateralized by a certificate of deposit of the same amount that is to diminish on a dollar for dollar basis as payments are made in accordance with the amended Agreement. As of December 31, 2001, the Company owed USAIS $1,020,000. The excess of the certificate amount plus accrued interest as of December 31, 2001, $704,249, has been classified as cash and cash equivalents on the consolidated balance sheet at December 31, 2001.

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement expired on October 31, 2006. In lieu of a security deposit, the Company entered into an irrevocable standby letter of credit in favor of the sublessor in the amount of $500,000. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was vacated by the bankruptcy court and the standby letter of credit was returned to the Company by the sublessor. In January 2002, the Company entered into a new sublease agreement ("New Sublease Agreement") with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. The New Sublease Agreement expires on February 28, 2003.

     In September 2001, the Company entered into a lease agreement with an unaffiliated third party for 1,000 square feet of general office space in Fort Lauderdale, Florida for the operations of a supplemental nurse staffing agency office. The lease commenced in November 2001 and expires in November 2004.

     In November 2001, the Company entered into a lease agreement with an unaffiliated third party for 1,260 square feet of general office space in West Palm Beach, Florida for the operations of a supplemental nurse staffing agency office. The lease commenced in December 2001 and expires on November 2004. The Company may terminate this lease at the end of the first year or the second year and be liable for 50% of rent due for the balance of the term of the lease.

     The following represents the minimum annual contractual rent during the term of these latter three leases:

                                                  Minimum
            Year Ending December 31,            Annual Rent
            ------------------------           ------------
                    2002                         $  854,978
                    2003                            344,766
                    2004                             32,106
                                                  ---------
                                                 $1,231,850
                                                  =========


     The minimum annual rent above includes the amounts due under the New Sublease Agreement which was entered into in January 2002. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $888,946, $573,527, and
$44,859, respectively.


Note 7 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

     In March 2000, the Company completed, through an initial public offering ("IPO"), the issuance of an aggregate of 3,500,000 shares of no par common stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $40.9 million and were used primarily for working capital, information technology, expansion of sales and marketing activities, and other general corporate purposes. Between November 1, 1999 and November 17, 1999, the Company sold 855,000 shares of its Series A Convertible Preferred Stock at $2.50 per share for aggregate net proceeds of $1,902,375 after commissions of $235,125. The Convertible Preferred Stock had a beneficial conversion feature totaling $1,902,375, measured as the difference between the conversion price of $2.50 per share and the fair value of the underlying common stock at the time of issuance. In connection with the IPO, all preferred shares were redeemed into 855,000 shares of the Company's no par common stock.

     At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to affect a change in the state of incorporation of the Company from Texas to Delaware. As a Texas corporation, the Company's shares of preferred and common stock had no par value. As a result of the reincorporation in Delaware, the Company's shares of preferred and common stock, each have a $0.001 par value and $14,004 was reclassified from Additional Paid-In Capital to Common Stock to reflect the par value of the shares of common stock outstanding. No shares of preferred stock were issued or outstanding at December 31, 2001 and 2000, respectively.

     In accordance with the Company's share repurchase program implemented in the fourth quarter of 2000, and second quarter of 2001, 538,120 and 136,685 shares of the Company's common stock were repurchased at a cost of $795,544 and $330,202 in fiscal 2001 and 2000, respectively. These shares were retired by the Company in fiscal 2001.

Unearned Compensation

     Unearned compensation of $0, $1,206,153 and $10,475,238 was charged to additional paid-in capital in 2001, 2000 and 1999, respectively, in connection with the issuance of stock options and restricted stock grants based on the market value of the Company's common stock at the date of grant. This charge is amortized to the statements of operations as the underlying options vest. As unamortized options are forfeited, the unamortized unearned compensation is reversed against additional paid-in capital. During fiscal years 2001, 2000 and 1999, respectively, $1,124,795, $3,145,536 and $0 was reversed due to forfeited options. Compensation expense of $320,437, $4,252,838 and $2,698,960 related to these options was recognized in the consolidated statements of operations during 2001, 2000 and 1999, respectively.

     In October 2001, the Company entered into an agreement with a former officer, whereby in consideration of the officer making himself available and rendering consultation services relative to financial and legal matters during his tenure, the Company would allow his outstanding options to vest in accordance with their grant and to waive any forfeiture provisions as a result of his departure. As a result of the former officer's change in status, the Company revalued 12,510 outstanding options as of the date of the agreement to their fair value resulting in a reduction of unearned compensation and additional paid-in capital of $137,735.

Warrants

     In 1999, the Company, through a Private Placement (the "Private Placement"), sold and issued 8% Convertible Secured Subordinated Notes to several investors. In connection with the closing of the private placement, the placement agent was granted warrants to purchase 200,000 shares of no par common stock of the Company at an exercise price equal to $2.00 per share until the expiration date of September 1, 2002. Subsequent to December 31, 1999, an agreement was reached with the placement agent that reduced the number of warrants from 200,000 to 175,000. As of December 31, 2001 and 2000, no warrants had been exercised. In the event of certain consolidations or sales affecting the Company, the Company is required to call the warrants for cash at a price based on the greater of the trading price of the Company's common stock or the value paid by a purchaser for it's no par common stock.

     In connection with the IPO in March 2000, stock purchase warrants, at an exercise price of $21.45 per share, for 262,500 shares of the Company's no par common stock were issued to representatives of the underwriters. As of December 31, 2001, none of these warrants have been exercised.

1999 Stock Option Plan

     On November 2, 1999 the Board of Directors (the "Board") adopted the PartsBase.com, Inc. 1999 Stock Option Plan (the "Plan"). The Plan is a qualified stock option plan in accordance with Section 422 of the Internal Revenue Code and provides for the issuance of both incentive and non-qualified stock options. The maximum number of shares of common stock that may be issued upon the exercise of all options shall not exceed 2,000,000 shares of common stock. The per share option price of the common stock shall be determined by the Board. The per share price with respect to any incentive stock options shall not be less than the fair market value of the common stock on the date of grant. Each option granted vests in accordance with a vesting schedule established by the Board or a Committee of the Board. Absent a specific determination of vesting, options granted shall vest over a forty-eight month period and the period of exercise of each option shall not exceed ten (10) years from date of grant.

     At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders adopted the PartsBase, Inc. 2001 Stock Plan (the "2001 Plan") The 2001 Plan is a qualified stock option plan in accordance with Section 422 of the Internal Revenue Code and provides for the issuance of both incentive and non-qualified stock options and stock grants. The maximum number of shares of common stock that may be issued or issued upon the exercise of all options under the 2001 Plan shall not exceed 1,000,000 shares of Common Stock. The per share option price of the common stock shall be determined by the Board. The per share price with respect to any incentive stock options shall not be less than the fair market value of the common stock on the date of grant. Each option granted vests in accordance with a vesting schedule established by the Board or a Committee of the Board. As of December 31, 2001, no options to purchase shares of common stock and no shares of common stock had been granted under the 2001 Plan.

     A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2001, and 2000 is presented below:

                                                                Weighted-Average
                                                                    Exercise
                                                  Shares              Price
                                               -----------      ----------------
     Outstanding December 31, 1999                919,375          $  0.63
     Granted                                      983,625             5.13
     Exercised                                   (303,415)            0.63
     Forfeited                                   (536,720)            3.16
                                               -----------          ------
     Outstanding December 31, 2000              1,062,865             3.52
     Granted                                      762,660             3.33
     Exercised                                   (286,260)            0.63
     Forfeited                                   (856,973)            5.18
                                               -----------          ------
     Outstanding December 31, 2001                682,292          $  3.10
                                               ===========          ======

     Options exercisable at December 31, 2001     448,563          $  3.14
                                               ===========          ======
     Options exercisable at December 31, 2000     464,166          $  2.22
                                               ==========           ======

     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:


                                      Options Outstanding                          Options Exercisable
   -----------------------------------------------------------------------    ----------------------------------

                                        Weighted-Average
                                            Remaining
       Range of           Number          Contractual     Weighted-Average       Number         Weighted-Average
    Exercise Prices     Outstanding        Life (Years)     Exercise Price    Exercisable        Exercise Price
    ---------------     -----------     ----------------  ----------------   ------------       ----------------
    $0.63 to $0.65         54,382             7.98              $0.63            51,246            $0.63
    $2.00 to $3.00        401,160             9.51               2.08           228,149             2.11
    $5.00 to $6.38        226,750             8.82               5.54           169,168             5.37
                        ---------            -----               ----           -------             ----
                          682,292             9.15              $3.10           448,563            $3.14
                        =========            =====               ====           =======             ====



     The  Company  applies  the  provisions  of  APB  No.  25  and  its  related interpretations in accounting for its stock option plans. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123. Had the Company accounted for these plans under SFAS No. 123, the Company's net loss and net loss per share would have been impacted as follows for the years ended December 31, 2001, 2000 and 1999:



                                                       ------------------- --------------------- -------------------
                                                               2001                  2000                 1999
                                                       ------------------- --------------------- -------------------
Net loss attributable to common stockholders:
  As reported                                              $(5,612,233)          $(13,453,981)       $(7,815,409)
                                                            ===========           ============        ===========
  Proforma                                                 $(8,344,679)          $(18,546,041)       $(6,004,972)
                                                            ===========           ============        ===========

Basic and diluted loss per share:
   As reported                                                 $(0.40)               $(1.03)             $(0.84)
                                                                ======                ======              ======
   Proforma                                                    $(0.59)               $(1.42)             $(0.65)
                                                                ======                ======              ======


     Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method provided for in SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted during the years ended December 31, 2001, 2000 and 1999:



                                          --------------------- --------------------- -----------------------
                                                  2001                  2000                   1999
                                          --------------------- --------------------- -----------------------
  Risk-free interest rate                          4.22%                5.06%                  5.88%
  Expected life (in years)                            4                    3                      3
  Volatility                                         88%                 125%                     0%
  Dividend yield                                      0%                   0%                     0%


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Note 8 - INCOME TAXES

     The Company did not record any benefits for income taxes for the year ended December 31, 2001 because it incurred a current net operating loss of approximately $6,985,000. In years prior to December 31, 2001, the Company incurred a net operating loss of approximately $9,041,000. The Company's net operating losses will fully expire in the year 2021. The Company also has a net capital loss carryforward of approximately $172,000 which will expire in 2006.

     The Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 is comprised of the following items:



                                       Year Ended              Year Ended              Year Ended
                                   December 31, 2001       December 31, 2000       December 31, 1999
                                 ---------------------   -----------------------  ----------------------
Statutory U.S. income
 tax rate                         34.00 %  $(1,908,159)   34.00 %   $(4,574,353)    34.00 %  $(2,010,432)
Stock compensation                 0.00 %           --     0.00 %            --      4.50 %     (266,137)
Operations prior to
 inception                         0.00 %           --     0.00 %            --     (0.33)%       19,774
Nondeductible
 permanent
 differences                       1.40 %      (78,331)    (0.09)%       12,286     (0.00)%           --
Change in valuation
 allowance                       (35.40)%    1,986,490    (33.95)%    4,567,071    (41.66)%    2,463,662
Other                              0.00 %           --      0.04 %       (5,004)     3.49 %     (206,867)
                                 --------   -----------   --------   -----------   --------   -----------
                                   0.00 %  $        --      0.00 %  $        --      0.00 %  $        --
                                 ========   ===========   ========   ===========   ========   ============

     Temporary differences and carryforwards that cause significant portions of deferred tax assets and liabilities are as follows:

                                           December 31,          December 31,
                                               2001                  2000
                                           -------------         -------------
     Deferred tax assets:
      Net operating loss                   $  6,559,028          $  3,401,807
      Deferred revenue                          835,130             1,211,468
      Stock compensation                         11,686             2,349,149
      Allowance for bad debts                        --                83,373
      Capital loss                               64,705                    --
      Provision for losses                       21,772                    --
      Deferred rent                              36,732                33,512
                                            ------------          ------------
       Total deferred tax assets              7,529,053             7,079,309
                                            ------------          ------------

     Deferred tax liabilities:
      Property and equipment                    154,038                 7,068
        Web development costs                        --                33,878
                                            ------------          ------------
       Total deferred tax liabilities           154,038                40,946
                                            ------------          ------------

       Less: Valuation allowance             (7,375,015)           (7,038,363)
                                            ------------          ------------

     Net deferred tax asset                $         --          $         --
                                            ============          ============

     Management believes there is no assurance that the Company will generate sufficient taxable income to utilize all of its deferred tax assets. Therefore, a valuation allowance has been established to offset the net deferred tax assets.


Note 9 - RELATED PARTY TRANSACTIONS

Contract Services

     A company owned and operated by one of the Company's former directors and minority stockholders provided significant services designing and maintaining the Company's web site during 1999. Services performed totaled $260,000, of which approximately $216,075 was capitalized as web site development costs and approximately $40,000 was expensed as cost of sales for the year ended December 31, 1999. Such company did not provide any services during 2001 and 2000 and there were no amounts owed this company as of December 31, 2001 and 2000, respectively.

     In addition, a company owned and operated by another of the Company's directors provided services in connection with the design of the Company's advertising brochures and other marketing materials. The total amount of payments made by the Company for such services performed for the years ended December 31, 2001, 2000 and 1999 was $0, $34,200 and $53,263 respectively, and there were no amounts owed this company as of December 31, 2001 and 2000, respectively.

NOTE 10 -                 Quarterly Financial Information (Unaudited)
                                (000's, except per share data)



                       First        Second         Third          Fourth
                      Quarter       Quarter       Quarter         Quarter
                     ---------     ---------     ---------       ---------
Net revenues:
  2001               $  1,599      $  1,354      $  1,344        $  1,322
  2000                    550           935         1,200           1,413
  1999                     14            23            85             240
Gross profit (loss):
  2001                    110           278           459              73 *
  2000                   (845)          (13)         (434)         (3,060)**
  1999                      4           (41)         (427)         (2,385)***
Operating loss:
  2001                 (2,197)       (2,365)       (1,081)         (1,192)*
  2000                 (3,593)       (3,131)       (3,993)         (4,499)**
  1999                    (43)         (137)       (1,380)         (3,483)***
Net loss:
  2001                 (1,699)       (2,066)         (778)         (1,069)
  2000                 (3,577)       (2,531)       (3,341)         (4,005)
  1999                    (43)         (137)       (2,178)         (3,555)
Net loss per share:
Basic
  2001                  (0.12)        (0.15)        (0.06)          (0.07)
  2000                  (0.36)        (0.18)        (0.24)          (0.25)
  1999                  (0.00)        (0.01)        (0.24)          (0.59)
Diluted
  2001                  (0.12)        (0.15)        (0.06)          (0.07)
  2000                  (0.36)        (0.18)        (0.24)          (0.25)
  1999                  (0.00)        (0.01)        (0.24)          (0.59)


*   Includes   reclassification   of  approximately   $248,000  of   stock-based
    compensation expense from operating expenses to cost of revenues.

**  Includes   reclassification  of  approximately   $2,308,000  of  stock-based
    compensation expense from operating expenses to cost of revenues.

*** Includes reclassification of approximately $1,799,000 of stock-based compensation expense from operating expenses to cost of revenues.

NOTE 11 - Convertible Notes Payable

     For the period from June 9, 1999 to August 31, 1999, the Company, through a Private Placement, sold and issued 8% Convertible Secured Subordinated Notes due and payable December 31, 2001 totaling $900,000 (the "Convertible Notes") to several investors. Terms of the Convertible Notes provided for interest at 8% payable quarterly. Each note was convertible at any time into common stock at a conversion price of $2.00 per share at the holder's option. The Convertible Notes automatically convert upon the filing and closing of an initial public offering of the Company's common stock with gross proceeds of $5 million or more or upon certain mergers and consolidations of the Company. The Convertible Notes had a beneficial conversion feature totaling $787,500, measured as the difference between the conversion price of $2.00 per share and the fair value of the underlying common stock at the time of issuance limited to the amount of proceeds received. The beneficial conversion feature has been recorded as a charge to interest expense with a corresponding credit to additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Convertible Notes were immediately convertible at the option of the holder. The Convertible Notes were secured by substantially all of the Company's assets.

     In November 1999, the Company issued an additional $62,500 of notes having substantially identical terms to the Convertible Notes to an aggregate of two investors, including $50,000 sold to the father of one of the Company's executive officers. These Notes had a beneficial conversion feature of $62,500 measured as the difference between the conversion price of $2.00 per share and the fair value of the underlying stock at time of issuance, limited to the amount of proceeds. At the time of issuance, the beneficial conversion feature was recorded as a charge to interest expense and with a corresponding credit to additional paid-in capital. The value of the beneficial conversion feature was recognized immediately because the Convertible Notes are immediately convertible at the option of the holder.

     As a result of the IPO discussed in Note 7 herein, all of the Convertible Notes were converted into shares of common stock of the Company during fiscal 2000.


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

     On November 17, 1999 the Company entered into an agreement with all of the employees who received restricted stock awards. The agreement calls for the employee to return all shares received and the termination of the Restricted Stock Agreement between the employee and the Company as it relates to the restricted stock award. As part of the terminated restricted stock award each employee participating in the restricted stock grant plan received one (1) nonqualified option to purchase one (1) share of common stock for each restricted stock terminated. The options granted are part of the PartsBase.Com, Inc. 1999 Stock Option Plan and vested over a twenty-four month period and the period of exercise shall not exceed ten (10) years from date of the grant. The options were granted at $0.63 per share. The number of shares of restricted stock and options granted as part of this agreement totaled 824,000. As a result of the termination of the restricted stock and issuance of the nonqualified stock options, additional unearned compensation of approximately $3,500,000 was charged to stockholders' equity in November 1999. The additional unearned compensation was determined as the amount by which the intrinsic value of the options issued exceeded the amount of unearned compensation recorded prior to the termination of the restricted stock based on the market value of the Company's common stock at the date of grant. Prior to termination, stock grants totaling 1,075,250 were outstanding. An aggregate of 251,250 shares of restricted stock remain outstanding under the Stock Bonus Plan. Such stock is held by a total of four persons, including 250,000 shares held by Steven Spencer, a former director and former executive officer. Mr. Spencer's stock grant vested with respect to 50,000 shares upon commencement of employment. Of the remaining 200,000 shares, 100,000 shares vested upon the IPO and the other 100,000 shares vest in 24 equal monthly installments.

     The Company applies the provisions of APB No. 25 and its related interpretations in accounting for its employee stock grant plan. As the stock grants were recorded at their fair value at the date of grant, compensation expense recognized was no different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123.

EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
------     --------------------------------------------------------------------

1.1(3)     Form of Underwriting Agreement

3.1(3)     Form of Amended and Restated Articles of Incorporation

3.2(3)     Form of Amended and Restated Bylaws

3.3(7)     Form of Certificate of Incorporation

3.4(7)     Form of Bylaws

3.5(8)     Form of Articles of Incorporation- Olympus Staffing, Inc.

3.6(8)     Form of Amendment to Articles of Incorporation-Olympus Staffing, Inc.

3.7(8)     Form of Bylaws- Olympus Staffing, Inc.

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

10.2(1)    PartsBase.com, Inc. Stock Option Plan

10.3(2)    Lease Agreement with respect to office space in Boca Raton,
              Florida

10.4(3)    Form of Indemnification Agreement

10.5(2)    Employment Agreement of Robert Hammond, Jr.

10.6(2)    Employment Agreement of Steven Spencer

EXHIBIT
NUMBER     DESCRIPTION
------     --------------------------------------------------------------------

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

10.13(4)   Sublease Agreement dated April 2000 between Alamo Rent-A-Car LLC and the Company

10.14(4)   Content License and Reseller Agreement between USA Information
              Systems, Inc. and the Company

10.15(6)   Amendment to the Content License and Reseller Agreement between
              USA Information Systems, Inc. and the Company

17.1(5)    Resignation letter of Louis W. Storms IV as a member of the company's Board of Directors

21.1(8)    List of Subsidiaries

23.1(8)    Independent Auditors' Consent

99.1(7)    Audit Committee Charter

--------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-94337), filed on January 10, 2000.

(2) Incorporated by reference to the Registrant's Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-94337), filed on
     February 2, 2000.

(3) Incorporated by reference to the Registrant's Amendment No.2 to the Registration Statement on Form S-1 (File No. 333-94337), filed on
     March 16, 2000.

(4) Incorporated by reference to the Registrant's Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.

(5)  Incorporated by reference to the Registrant's Form 8-K dated
     October 26, 2000.

(6) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000.

(7) Incorporated by reference to the Registrant's Definitive Proxy Statement dated May 22, 2001.

(8)  Filed herewith.