Form 10-Q
period 2002-03-31
PARTSBASE  INC
filed 2002-05-15
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       OR


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


              For the transition period from      to

                        Commission File Number 000-29727

                                 PARTSBASE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                76-0604158
     ________________________________        ___________________________________
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)



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

     The registrant had an aggregate of 13,977,920 shares of its common stock, $0.001par value, outstanding as of the close of business on May 13, 2002.





                                 PARTSBASE, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ____

PART I-   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements ...........................................  3

   ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................... 11

   ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk ...... 15


PART II-   OTHER INFORMATION

   ITEM 1.   Legal Proceedings .............................................. 16

   ITEM 2.   Changes in Securities .......................................... 17

   ITEM 3.   Default Upon Senior Securities ................................. 17

   ITEM 4.   Submission of Matters to a Vote of Security Holders ............ 17

   ITEM 5.   Other Information .............................................. 17

   ITEM 6.   Exhibits and Reports on Form 8-K ............................... 18

   SIGNATURES ............................................................... 19

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         PARTSBASE, INC. AND SUBSIDIARY

                                      Consolidated Condensed Balance Sheets
                                                   (Unaudited)

                                                                    March 31,       December 31,
                                                                      2002              2001
                                                                  -------------     -------------

                              ASSETS

Current assets:
Cash and cash equivalents                                         $ 23,842,323      $ 23,851,593
Accounts receivable, net                                             1,096,395           403,969
Investments, at amortized cost                                              -            900,073
Prepaid expenses and other current assets                              287,925           330,966
                                                                   ------------      ------------
  Total current assets                                              25,226,643        25,486,601
Property and equipment, net                                          2,281,091         2,570,330
Certificate of deposit - restricted cash                               840,000         1,070,000
Other assets                                                            51,164            36,839
                                                                   ------------      ------------
 Total assets                                                     $ 28,398,898      $ 29,163,770
                                                                   ============      ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $    188,922      $     87,060
Accrued expenses and other current liabilities                         456,796           406,147
Deferred revenue, net                                                2,308,109         2,231,076
                                                                   ------------      ------------
 Total current liabilities                                           2,953,827         2,724,283
                                                                   ------------      ------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
  0 shares issued and outstanding in 2002 and 2001                          -                 -
Common stock, $0.001 par value; 30,000,000 shares authorized, issued and outstanding 13,977,920 in 2002 and 14,003,620
  in 2001                                                               13,978            14,004
Additional paid-in capital                                          53,232,653        53,255,465
Accumulated deficit                                                (27,801,560)      (26,828,892)
Unearned compensation                                                       -             (1,090)
                                                                   ------------      ------------
    Total stockholders' equity                                      25,445,071        26,439,487
                                                                   ------------      ------------
    Total liabilities and stockholders' equity                    $ 28,398,898      $ 29,163,770
                                                                   ============      ============



The accompanying notes are an integral part of these consolidated condensed financial statements.


                         PARTSBASE, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                           ----------------------------
                                              MARCH 31,      MARCH 31,
                                                2002            2001
                                           ------------    ------------
Net revenues                               $ 1,973,992     $ 1,599,233

Cost of revenues                             1,695,773       1,488,761
                                            -----------     -----------

Gross profit                                   278,219         110,472
                                            -----------     -----------

Operating expenses:
General and administrative expenses          1,105,305       2,264,256
Stock-based compensation expense                 1,090          43,011
Relocation expenses and abandonment costs      281,906              -
                                            -----------     -----------
     Total operating expenses                1,388,301       2,307,267
                                            -----------     -----------

Operating loss                              (1,110,082)     (2,196,795)
Other income, net                              137,416         498,087
                                            -----------     -----------
Net loss                                   $  (972,666)    $(1,698,708)
                                            ===========     ===========


Basic and diluted net loss per share       $     (0.07)    $     (0.12)
                                            ===========     ===========

Weighted average common shares outstanding  13,998,871      14,277,075
                                            ==========      ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                              PARTSBASE, INC. AND SUBSIDIARY
                      Consolidated Condensed Statements of Cash Flows
                                        (Unaudited)


                                                                        THREE MONTHS ENDED
                                                                 -------------------------------

                                                                     MARCH 31,       MARCH 31,
                                                                       2002            2001
                                                                 -------------   ---------------

Cash flows from operating activities:
  Net loss                                                        $  (972,666)    $  (1,698,708)
  Adjustment to reconcile net loss to cash used in
    operating activities:
  Depreciation and amortization                                       193,126           146,536
  Loss on property abandonment                                        251,498                -
  Provision for doubtful accounts                                      26,959           212,153
  Recognition of unearned compensation                                  1,090            43,011
  Changes in assets and liabilities:
    Accounts receivable, net                                         (705,514)           20,434
    Prepaid and other current assets                                   43,041           266,417
    Other assets                                                      (14,512)           70,063
    Accounts payable                                                   50,396          (573,035)
    Accrued expenses and other current liabilities                     50,649            52,195
    Deferred revenue, net                                              63,161           (44,757)
                                                                   -----------     -------------
       Net cash used in operating activities                       (1,012,772)       (1,505,691)
                                                                   -----------     -------------

Cash flows from investing activities:
  Capital expenditures                                               (103,733)          (63,580)
  Maturities of marketable debt securities                            900,073         1,523,027
  Purchase of certificate of deposit - restricted cash                     -         (1,665,000)
  Redemption of certificate of deposit-restricted cash                230,000                -
                                                                   -----------     -------------
       Net cash provided by (used in) investing activities          1,026,340          (205,553)
                                                                   -----------     -------------

Cash flows from financing activities:
  Purchase of treasury stock                                          (22,838)         (520,668)
  Exercise of employee non-qualified stock options                         -            164,195
                                                                   -----------     -------------
       Net cash used in financing activities                          (22,838)         (356,473)
                                                                   -----------     -------------

Net decrease in cash and cash equivalents                              (9,270)       (2,067,717)
Cash and cash equivalents at beginning of period                   23,851,593        20,977,774
                                                                   -----------     -------------
Cash and cash equivalents at end of period                        $23,842,323     $  18,910,057
                                                                   ===========     =============

Noncash investing and financing activities:
  Capital expenditures trade payables                             $    51,465     $          -
                                                                   ===========     =============
    Retirement of treasury stock                                  $    22,838     $     728,564
                                                                   ===========     =============



The accompanying notes are an integral part of these consolidated condensed financial statements.


                         PARTSBASE, INC. AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


The Company and Basis of Presentation


     PartsBase, Inc. and subsidiary ("PartsBase" or the "Company") operates in two business segments; an online provider of aviation e-commerce business and a supplemental nurse staffing agency.

     At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to change the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc.

     PartsBase's global e-marketplace provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts and list products and services.

     In September 2001, the Company formed RNpartners, Inc., a Florida corporation, ("RNpartners"), as a wholly owned subsidiary of PartsBase, which operates as a supplemental nurse staffing agency. RNpartners commenced operations on October 1, 2001 as a provider of critical care registered nurses for temporary assignment to hospitals in Miami/Dade, Palm Beach and Broward counties of the State of Florida.


     The accompanying unaudited consolidated condensed interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the consolidated results of operations for the periods shown. The consolidated results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by
Article 10 of Regulation S-X of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month periods ended March 31, 2002 and 2001, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.


Relocation expenses and abandonment costs

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was voided by the bankruptcy court. In January 2002, the Company entered into a new sublease agreement with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. In conjunction with the move to the new and smaller office space in February 2002, the Company incurred moving expenses totaling $30,408 and abandoned furniture, fixtures and trailing technology computer equipment and software with a net book value of $251,498.


Segment Information

     Based on the criteria established by the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management assesses Company performance and allocates resources principally on the basis of two segments:
(i) aviation e-commerce segment which develops and markets an online marketplace for the purchasing and distribution of aviation products, globally and (ii) the supplemental nurse staffing agency currently in South Florida. The latter segment was formed in September 2001 as a wholly-owned subsidiary of the Company and commenced operations in October 2001. Accordingly, the Company operated in one business line in the three months ended March 31, 2001.

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

     The supplemental nurse staffing agency provides registered nurses to hospitals in Miami/Dade, Broward and Palm Beach counties of Florida to supplement their existing nursing staffs based on need. The sole source of revenue is derived from the hourly fees charged to the hospitals for the services rendered by the Company's registered nurse employees. Cost of revenues include the wages paid to these nurses as well as the cost of recruitment, the related depreciation and the overhead of managing the segment.

     Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth as noted above. Revenues and non-overhead expenses for each business line are those that directly relate to those operations. Overhead expenses, such as general, corporate and administrative expenses are allocated to each business line based on management's best estimate of the resources utilized in the management and operations of each business line. Total assets are those assets directly used in the Company's operations in each line of business. Other than the online marketplace funding the operations of the supplemental nurse staffing agency, there are no significant transfers between segments.



                                               For the three months ended March 31, 2002
                                     ---------------------------------------------------------
                                         Aviation
                                        e-commerce      Supplemental      Corporate
(In thousands)                           business      Nurse Staffing     and other    Total
                                     -------------   ----------------    ----------  ---------
Subscription revenues                 $  1,125                                       $  1,125
Advertising                                 28                                             28
Nurse staffing services                      -           $   816                          816
Other                                        5                                              5
                                       --------           -------                     --------
 Total revenues                          1,158               816                        1,974
                                       --------           -------                     --------
Cost of operations                         778               807                        1,585
General and administrative                 484               364            $ 175       1,023
Depreciation and amortization              173                20                -         193
Stock based compensation                     1                                  -           1
Relocation and other related
 costs                                       -                 -              282         282
                                       --------           -------            -----    --------
Total costs and operating
 expenses                                1,436             1,191              457       3,084
                                       --------           -------            -----    --------
Operating loss                        $   (278)          $  (375)           $(457)   $ (1,110)
                                       ========           =======            =====    ========
Interest income                       $      -           $     -            $  28    $     28
                                       ========           =======            =====    ========
Other income, net                     $      -           $     -            $ 109    $    109
                                       ========           =======            =====    ========
Capital expenditures                  $     64           $    90            $   -    $    154
                                       ========           =======            =====    ========
Total assets                          $ 27,449           $   950            $   -    $ 28,399
                                       ========           =======            =====    ========

     All of the Company's long-lived assets are geographically located in the United States. Management does not review revenues by geographical locations.


Commitments and Contingencies

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction. This matter is scheduled for trial in January 2003.

     In April and May 2001, the Company received notice of or had been served with four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. As of March 31, 2002, the Company has incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provides for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     The final settlement of the class action is subject to the preparation and execution of definitive settlement documents and court approval. The settlement also applies to the directors, management personnel, underwriters and securities firms named as defendants in the litigation.


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

     In March 2001 the Company received notice from counsel to the Business Software Alliance (the "BSA"), an industry watchdog group representing software manufacturers, in connection with the BSA's investigation of possible illegal duplication of certain software companies' proprietary software products by the Company. Through subsequent correspondence from the BSA, the BSA has alleged that the Company has installed unauthorized copies of BSA member software products on Company computers. The correspondence from the BSA provides that the Company's potential exposure in this matter could be over $1,950,000 if willful copyright infringement is shown. The Company is currently in negotiations with the BSA in an attempt to resolve the matter. To date the Company is not aware of any legal proceedings initiated by BSA in this matter.

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was voided by the bankruptcy court. The Company continued to occupy the premises until February 2002, at which time, the Company moved to new subleased 6,600 square feet office space in Boca Raton from an unaffiliated party. On March 26, 2002, the lessor of the former property filed a complaint for damages in the amount of $92,910 plus interest, costs and fees, representing the value of the time the Company occupied the premises from the date the sublease was voided by the bankruptcy court through the date the Company vacated the premises in accordance with rent provisions of the voided sublease. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows except as noted in Subsequent Events below.


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

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001 and March 15, 2002, respectively, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments during the first year of the Agreement. Beginning with the second year and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company obtained and delivered to USAIS, on March 21, 2002, an irrevocable, transferable standby Letter of Credit in the amount of $840,000, collateralized by a certificate of deposit of the same amount that is to diminish on a dollar for dollar basis as payments are made in accordance with the amended Agreement. As of March 31, 2002, the Company owed USAIS $840,000.

Subsequent Events

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control at a price of $1.02 per share. The proposal is subject to, among other things, a definitive merger agreement, approval of both the Board of Directors and shareholders of PartsBase, Inc., receipt of any regulatory approval which may be necessary and a fairness opinion from the Company's investment banker. The Board of Directors of the Company has formed a Special Committee ("Special Committee") to consider the proposed transaction. The Special Committee is in the process of evaluating the proposal.

     On April 16 and 17, and May 8, 2002, the Company received notices of, or had been served with, three purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other of which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 in Delaware). The lawsuits name as defendants the Company and certain of its current officers and directors. The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction, by the Company's Chairman and a limited partnership and to recover unspecified damages resulting from the alleged breach of fiduciary duty. The Company intends to vigorously defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more
future  periods.  The Company  maintains a director  and  officer's   liability
insurance   policy  that  provides $3 million of  coverage,  with  retention  of
$150,000.

     On April 19, 2002, the Company received a proposal from AirOperations.com ("AirOps") for a going private transaction. According to the correspondence received from AirOps, AirOps' parent company, Air Operations International repairs, overhauls and markets aircraft engines and components and through its website Airoperations.com engages in e commerce in the aviation industry. The proposed transaction from AirOps would be either in the form of a merger with a corporation owned, affiliated with and/or controlled by AirOps or the purchase of substantially all the assets of PartsBase. Pursuant to the AirOps proposal, the stockholders of PartsBase would receive $1.22 per share in exchange for each share of PartsBase Common Stock outstanding or the same aggregate consideration to PartsBase in the event of an asset purchase. The proposal is subject to, among other things, approval of the proposed transaction by the Board of Directors and stockholders of PartsBase, receipt of any regulatory approvals which may be necessary, the receipt of a fairness opinion, the inapplicability (either by its terms or as a result of Company Board action) of certain business combination provisions under Delaware law, the receipt of satisfactory financing by AirOps to consummate the transaction, the receipt of all necessary consents without payment of any penalty from creditors, lessors or customers of PartsBase and the termination of all outstanding options and warrants of the Company. The proposal expires on May 15, 2002. The proposal from AirOps has been referred to the Special Committee of the Board of Directors.

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

     We were incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to change the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc. As a Texas corporation, the Company's shares of common stock had no par value. As a result of the reincorporation in Delaware, the Company's shares of preferred and common stock, each have a $0.001 par value and $14,004 was reclassified from Additional Paid-In Capital to Common Stock to reflect the par value of the shares of common stock outstanding. No shares of preferred stock were issued or outstanding at March 31, 2002 and December 31, 2001, respectively.

         The Aviation E-commerce Business and Corporate

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues for the first quarters of 2002 and 2001 were $1,157,745 and $1,599,233, respectively, a decrease of 27.6% . During the first quarter of 2002, PartsBase signed up 196 new subscribers at an average subscription fee of $2,300. During the same period, 452 subscribers renewed their subscription for another year at an average subscription fee of $1,708. The aggregate average subscription fee of both new and renewal subscribers during the first quarter of 2002 was $1,887.

     During the first quarter of 2001, PartsBase signed up 694 new subscribers at an average subscription fee of $1,584. In addition, during the first quarter of 2001, 437 members renewed their subscriptions for another year at the average renewal fee of $1,284. The average subscription fee increased during the three month period in 2002 over the same period in 2001, due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data and premium parts search. The average subscription fee for the quarter ended March 31, 2001 was $1,469. Given the finite size of the aerospace community, the number of new subscribers signed up in 2002 decreased compared to 2000.

     At March 31, 2002, PartsBase had 2,749 paying subscribers as compared to 2,926 paying subscribers at December 31, 2001, 3,315 paying subscribers at September 30, 2001, 4,056 paying subscribers at June 30, 2001, and 4,837 paying subscribers at March 31, 2001. The subscriber count decreased during the first quarter of 2002 compared to the prior quarter, as PartsBase was unable to acquire new subscribers at a sufficient rate to replace current customers whose subscriptions expired or were deactivated during their subscription period due to non-payment of their invoice. Of the 452 subscribers who renewed their subscriptions during the first quarter of 2002, 245 represent subscribers renewing for the second time, representing 21% of the new subscribers initially signed during the first quarter of 2000 and 30% of the new subscribers initially signed during the first quarter of 2001 The Company expects that the renewal rate for third year subscriptions will be higher than that experienced for second year renewals, although there can be no assurances that future renewal rates will be higher than that experienced for the second year. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, or potential subscribers who are trialing the service.

     Gross revenues were $1,258,708 for the first quarter of 2002, as compared to $1,660,249 for the same period in 2001, a decrease of 24.2%. The decrease in gross revenue during the current quarter compared to the same quarter of the prior year is attributable to finite number of members in the aerospace community and fewer renewals of initial subscribers in 2002.


     PartsBase records earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, of which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue increased to $2,308,109 at March 31, 2002 as compared to $2,231,076 at December 31, 2001, $2,412,787 at September 30, 2001 and $3,174,665 as of March 31, 2001.





     The following table sets forth gross revenue by product line for the last five quarters, as well as operating data and sequential quarter-to-quarter revenue growth percentages for the same period.


                                                            PartsBase, Inc.
                                            Revenue Detail by Quarter (000's)

                                         03/31/01    06/30/01   09/30/01    12/31/01   03/31/02
                                         --------    --------   --------    --------   --------
New Subscriptions                          $1,048      $  729     $  492      $  381     $  451
Renewal Subscriptions                         509         387        591         833        772
Advertising                                    60          89         27          26         31
Other                                          43           2         15           2          5
                                       ----------- ----------- ---------- ----------- ----------
Total Gross Revenue                        $1,660      $1,207     $1,125      $1,242     $1,259
                                       =========== =========== ========== =========== ==========
Sequential Gross Rev. Growth                (21%)       (27%)       (7%)         10%         1%
                                       =========== =========== ========== =========== ==========
Total Net Revenue                          $1,599      $1,354     $1,344      $1,224     $1,158
                                       =========== =========== ========== =========== ==========
Sequential Net Rev. Growth                    15%       (15%)       (1%)        (9%)       (5%)
                                       =========== =========== ========== =========== ==========
Salesperson Compensation                     $730        $484       $398        $422       $441
                                       =========== =========== ========== =========== ==========
Sales Comp/Gross Revenue                      44%         40%        35%         34%        35%
                                       =========== =========== ========== =========== ==========
Deferred Revenue Balance                   $3,175      $2,731     $2,413      $2,231     $2,308
                                       =========== =========== ========== =========== ==========


Cost of Revenues

     Cost  of  revenues   consists  of  compensation  for  sales  and  marketing
personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. Costs of revenues were $888,427 for the first quarter of 2002 compared to $1,488,761 for the same period in 2001. As a percent of net revenues, costs of revenues were 77% the first quarter of 2002 compared to 93% for the same periods in 2001. Salesperson compensation in the first quarter of 2002, $441,046, as a percentage of gross revenue was 35%. This compares to $730,392 and 44%, respectively, in the first quarter of 2001. Salesperson compensation as a percentage of gross revenue continues to trend downwards, as renewals, for which the commission rate is substantially lower than new subscriptions, comprise a greater portion of gross revenues.

     At March 31, 2002, PartsBase employed 35 persons in sales and customer service, compared to 100 persons at March 30, 2001. Additionally, included in cost of revenues in the first quarter of 2002 was $180,000 for contract payments to a third party for government procurement data as compared to $314,000 for the same period in 2001.


General and Administrative Expenses

     For the three months ended March 31, 2002 and 2001, aviation e-commerce general and administrative expenses, excluding stock-based compensation expense of $1,090 and $43,011 respectively, and unallocated corporate general and administrative expenses of $175,470 and $0 respectively, were $545,730 as compared to $2,264,256; a decrease of 76% and $1,718,526 from the first quarter of 2001. General and administrative expenses consisted primarily of personnel costs of  $388,768  and  $1,436,125,  rent  expense  of  $34,632  and  $212,605, advertising costs of $4,366 and $98,732, bad debt expense of $15,888 and $212,153, and other costs totaling $102,076 and $304,641 respectively, consisting of utilities, supplies and other related administrative costs, for the three months ended March 31, 2002 and 2001, respectively.

     The Company made significant personnel reductions during 2001 and 2002. In addition, depending on salary level, all remaining salaried personnel took a pay reduction, ranging from 5%-30% during the second quarter of 2001. The Company expects that its personnel costs will continue to decrease into 2002 but at a smaller rate. The decrease in bad debt expense compared to the same period of the prior year relates to the Company's policy, in 2000 of paying sales commissions upon signing a Company sales order, rather than upon cash receipt, thereby increasing the probability that sales orders of lesser quality could be submitted. Although the Company can recover commissions paid to sales representatives if the customer does not pay, the Company's high turnover has made it difficult to collect on a portion of subscriptions sold. During the third quarter of 2001, the Company significantly tightened its deal verification processes, thereby causing its bad debt expense to decrease in 2002.

     For the three months ended March 31, 2002 and 2001, unallocated corporate general and administrative expenses, excluding stock-based compensation of $1,090 and $43,011, respectively, were $175,470 and $0. Corporate general and administrative expenses consisted primarily of executive compensation of $125,253, professional and directors' fees of $26,074 and directors' and officers' liability insurance premiums of $16,317.

     At March 31, 2002,  we employed 18 persons in  administrative,  information
technology   and  executive   management   positions   (inclusive  of  corporate
positions), compared with 52 persons in such positions at March 31, 2001.


Corporate Relocation Expenses and Abandonment Costs

     As a result of the Company's former sublessor filing for bankruptcy protection in December 2001, the Company's sublease for 35,668 square feet of office space in Boca Raton was voided by the bankruptcy court. In January 2002, the Company entered into a new sublease agreement with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. In conjunction with the move to the new and smaller office space in February 2002, the Company incurred moving expenses totaling $30,408 and abandoned furniture, fixtures and trailing technology computer equipment and software with a net book value of $251,498. Rent savings will be approximately $700,000 per annum.


Stock-Based Compensation

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $1,090 and $43,011 was recognized during the three months ended March 31, 2002 and 2001, respectively. There are no remaining charges to be recognized in future periods related to pre-IPO grants as there are no non-vested options outstanding whose exercise price are below the market price on the date of grant.


Corporate Other Income, Net

     Corporate other income, net consisting primarily of interest and dividend income was $137,416 and $498,087 for 2002 and 2001, respectively, a decrease of

$360,671 in 2002. The decrease in other income, net in fiscal year 2001 is attributable to lower cash, cash equivalents and investments balances and an overall market decline in interest rates on the Company's investments and cash equivalents.


Net Loss

     As a result of the foregoing, the net loss decreased to $597,462 for the first quarter of 2002, compared to $1,698,708 for same period in 2001.



         The Nurse Staffing Business

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Net Revenues

     We commenced our nurse staffing operations on October 1, 2001. During the three months ended March 31, 2002, we earned $816,247 in net revenues from the placement of our registered nurse employees working as supplemental nursing staff in hospitals in Miami/Dade County, Palm Beach County and Broward County, Florida. Approximately 67% of these revenues were derived from four clients.


Cost of Revenues

     Cost of revenues consists of compensation for our registered nurse employees, uniforms and costs incurred in the recruitment of qualified professional healthcare professionals. For the three months ended March 31, 2002 our total cost of revenues totaled $807,346 or 99% of net revenues. Registered nurse compensation as a percentage of cost of revenues totaled 94% for the three months ended March 31, 2002. As of March 31, 2002, 102 registered nurses, affiliated with us, had worked at least one shift for the week then ended.


General and Administrative Expenses

     For the three  months  ended March 31,  2002,  general  and  administrative expenses totaled $384,105. General and administrative expenses consisted primarily of personnel costs of $253,785, rent of $28,819 and other costs totaling $101,501, consisting of marketing expenses, phone and utilities, supplies and other related administrative costs. At March 31, 2002, we employed 31 persons in administrative, and executive management positions in our nurse staffing operations. In April 2002, we opened offices in Hillsborough County and Martin County, Florida.


Net Loss

     As a result of the foregoing, the net loss incurred during the three months ended March 31, 2002 totaled $375,204.


Liquidity and Capital Resources

Financial Condition

     As of March 31 2002, the Company had $23,842,323 of cash and cash equivalents, and restricted cash totaling $840,000. At March 31, 2002, the Company had $22,272,816 of working capital.

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

Cash Flows

     Net cash used in operating activities totaled $1,012,772 for the three months ended March 31, 2002 compared to net cash used in operating activities of $1,505,691 for the comparable period of the prior year. The current period decrease in cash used as compared to the same period of last year reflects a decrease in the loss for the period of $726,042 offset by an increase in accounts receivable of $725,948, primarily the result of the operations of RNpartners. These items are offset by an increase of $623,431 in accounts payable due to an increase in the operations of RNpartners during the first quarter of 2002.

     Net cash provided by investing activities totaled $1,026,340 for the three months ended March 31, 2002 compared to net cash used in investing activities of $205,553 for the comparable period of the prior year. The current period increase of $1,231,89 in cash provided as compared to last year is primarily the result of maturities of marketable debt securities and redemptions of certificates of deposit-restricted cash as opposed to the purchase of a certificate of deposit-restricted cash of $1,665,000 during the first quarter of 2001.

     Net cash used in financing activities totaled $22,838 for the three months ended March 31, 2002, compared to net cash used financing activities totaling $356,473 for the comparable period of 2001. The decrease of $333,635 in cash used during the current period as compared to last year is primarily because during the three months ended March 31, 2001, the Company repurchased 291,900 shares of its common stock at a cost of $520,668 whereas the Company repurchased 25,700 shares of its .common stock for $22,838 during the three months ended March 31, 2002.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2002, PartsBase's portfolio consisted of investments in institutional money market funds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper, medium term notes and investment grade bond funds.

     The Company intends to hold its investments until maturity; however, it is exposed to the impact of interest rate changes. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates.


Foreign Exchange Risk

     The Company has minimal exposure to foreign exchange risk as all of its sales to customers outside of the United States are collected in U.S. dollars.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The only claim against the Company in this matter is the financial institution's demand for legal fees if the financial institution prevails. In a separately filed lawsuit, the payee of the checks has filed an action for declaratory relief against the financial institution and the Company requesting that the court declare its settlement agreement with the Company to be valid and binding. In this declaratory relief action, the payee has requested that the Company and the financial institution reimburse it for costs and fees associated with the action. In July 2001, the separately filed lawsuit against the Company filed by the payee of the checks was dismissed, without prejudice, for lack of jurisdiction. This matter is scheduled for trial in January 2003.

     In April and May 2001, the Company received notice of or had been served with four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. As of March 31, 2002, the Company has incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provides for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     The final settlement of the class action is subject to the preparation and execution of definitive settlement documents and court approval. The settlement also applies to the directors, management personnel, underwriters and securities firms named as defendants in the litigation.


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

     In March 2001 the Company received notice from counsel to the Business Software Alliance (the "BSA"), an industry watchdog group representing software manufacturers, in connection with the BSA's investigation of possible illegal duplication of certain software companies' proprietary software products by the

Company. Through subsequent correspondence from the BSA, the BSA has alleged that the Company has installed unauthorized copies of BSA member software products on Company computers. The correspondence from the BSA provides that the Company's potential exposure in this matter could be over $1,950,000 if willful copyright infringement is shown. The Company is currently in negotiations with the BSA in an attempt to resolve the matter. To date the Company is not aware of any legal proceedings initiated by BSA in this matter.

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was voided by the bankruptcy court. The Company continued to occupy the premises until February 2002, at which time, the Company moved to new subleased 6,600 square feet office space in Boca Raton from an unaffiliated party. On March 26, 2002, the lessor of the former property filed a complaint for damages in the amount of $92,910 plus interest, costs and fees, representing the value of the time the Company occupied the premises from the date the sublease was voided by the bankruptcy court through the date the Company vacated the premises in accordance with rent provisions of the voided sublease. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.


     On April 16 and 17, and May 8, 2002, the Company received notices of, or had been served with, three purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other of which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 in Delaware). The lawsuits name as defendants the Company and certain of its current officers and directors. The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction, by the Company's Chairman and a limited partnership and to recover unspecified damages resulting from the alleged breach of fiduciary duty. The Company intends to vigorously defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more
future  periods.  The Company  maintains a director  and  officer's   liability
insurance policy that provides $3 million of coverage, with retention of $150,000. The Company does not intend to file further Current Reports on Form 8-K or other disclosures describing additional lawsuits, if any, purporting class action status, in either federal or state court, which are based on allegations substantially similar to those contained in the consolidated lawsuit described above.


Item 2.  Changes in Securities

     During the three months ended March 31, 2002, the Company repurchased 25,700 shares of its common stock in the open market at an aggregate purchase price of $22,838, inclusive of brokerage fees. All of these shares were retired as of March 31,2002.


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



Item 6.   Exhibits and Reports on Form 8-K

1. Current Report on Form 8-K dated April 8, 2002 regarding the Company's receipt of a "going private transaction" proposal from Robert Hammond.

2. Current Report on form 8-K dated April 16, 2002 regarding the filing and/or service of two purported class action lawsuits against the Company and certain of its officers and directors.

3. Current Report on Form 8-K dated April 19, 2002 regarding the Company's receipt of a "going private transaction" proposal from AirOps.com.

4. Current Report on Form 8-K dated May 8, 2002 regarding the Company's reaching an agreement in principle for the settlement of the consolidated class action litigation pending in the United States District Court Southern District of Florida styled In Re: Partsbase.com Securities Litigation, Case No. 01-8319-CIV-Ungaro-Benages/Brown and the filing of and service of an additional purported class action lawsuit against the Company and certain of its officers and directors.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 14, 2002                     /s/ Robert A. Hammond
                                        ---------------------
                                        ROBERT A. HAMMOND, JR.
                                        President, Chief Executive Officer,
                                        And Chairman
                                       (Principal Executive Officer)



Date:  May 14, 2002                     /s/ Mark Weicher
                                        ----------------
                                        MARK WEICHER
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)

                                 PARTSBASE, INC.

                                Index to Exhibits


Title                                                        Exhibit No.
--------------------------------                            -------------
Safe Harbor Compliance Statement                                99.1

                                                                   Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT

     The Company believes that the following risks could cause the Company's actual results to differ materially.

The Aviation E-commerce Business

     We have never been profitable, anticipate continued losses and cannot guarantee profitability in the future. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2002. We may be unable to ever achieve profitability in the future. We have incurred net consolidated losses in each accounting period since we began operations in April 1996, including net losses attributable to common shareholders of $972,666, $5,612,233, $13,453,981, $7,815,409 ($5,913,034 before consideration of the value of a preferred stock beneficial conversion feature) during the first three months of 2002 and for calendar years 2001, 2000 and 1999, respectively. Although revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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