Form 10-Q
period 2002-06-30
PARTSBASE  INC
filed 2002-08-14
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                  For the quarterly period ended June 30, 2002

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



                              905 Clint Moore Road
                         Boca Raton, Florida 33487-8242
                    (Address of principal executive offices)

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

     The registrant had an aggregate of 14,012,302 shares of its common stock, $0.001 par value, outstanding as of the close of business on August 1, 2002.


                                 PARTSBASE, INC.
                                TABLE OF CONTENTS
                               ------------------
                                                                            Page

PART I-   FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1.   Financial Statements ...............................              3

   ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............             12

   ITEM 3.   Quantitative and Qualitative Disclosure about Market
              Risk  .............................................             17


PART II-   OTHER INFORMATION

   ITEM 1.   Legal Proceedings ..................................             17

   ITEM 2.   Changes in Securities ..............................             19

   ITEM 3.   Default Upon Senior Securities  ....................             19

   ITEM 4.   Submission of Matters to a Vote of Security Holders              19

   ITEM 5.   Other Information ..................................             20

   ITEM 6.   Exhibits and Reports on Form 8-K ...................             20

   SIGNATURES ....................................................            21

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                       PARTSBASE, INC. AND SUBSIDIARY

                                   Consolidated Condensed Balance Sheets

                                                 (Unaudited)

                                                    June 30,          December 31,
                                                      2002                2001
                                              -----------------    ------------------

                            ASSETS

Current assets:
Cash and cash equivalents                       $  23,135,315         $  23,851,593
Accounts receivable, net                            1,076,823               403,969
Investments, at amortized cost                            -                 900,073
Prepaid expenses and other current assets             337,840               330,966
                                                 -------------         -------------
 Total current assets                              24,549,978            25,486,601
Property and equipment, net                         2,104,500             2,570,330
Certificate of deposit - restricted cash              660,000             1,070,000
Other assets                                           52,723                36,839
                                                 -------------         -------------
 Total assets                                   $  27,367,201         $  29,163,770
                                                 =============         =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                $     109,558         $       87,060
Accrued expenses and other current liabilities        874,806                406,147
Deferred revenue, net                               2,207,485              2,231,076
                                                 -------------         --------------
 Total current liabilities                          3,191,849              2,724,283
                                                 -------------         --------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000
 shares authorized, shares issued and
 outstanding in 2002 and 2001                             -                      -
Common stock, $0.001 par value; 30,000,000
 shares authorized, issued and outstanding
 14,012,302 in 2002 and 14,003,620 in 2001             14,012                 14,004
Additional paid-in capital                         53,254,279             53,255,465
Accumulated deficit                               (29,092,939)           (26,828,892)
Unearned compensation                                     -                   (1,090)
                                                 -------------         --------------
  Total stockholders' equity                       24,175,352             26,439,487
                                                 -------------         --------------
 Total liabilities and stockholders' equity     $  27,367,201         $   29,163,770
                                                 =============         ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.



                                            PARTSBASE, INC. AND SUBSIDIARY

                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                      (Unaudited)


                                                      Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                 ----------------------------   ------------------------------
                                                        2002           2001            2002           2001
                                                 -------------   ------------   -------------    -------------
Net revenues                                     $  2,175,102    $ 1,353,833    $  4,149,094     $  2,953,066
Cost of revenues                                    1,808,734      1,076,041       3,504,507        2,564,801
                                                  ------------   ------------   -------------    -------------
Gross profit                                          366,368        277,792         644,587          388,265
                                                  ------------   ------------   -------------    -------------

Operating expenses:
General and administrative expenses                 1,343,239      2,050,310       2,448,544        4,314,567
Stock-based compensation expense                          -          134,993           1,090          178,004
Litigation and other related costs                    150,000        457,500         150,000          457,500
Relocation expenses and abandonment costs                 -              -           281,906              -
                                                  ------------   ------------   -------------    -------------
Total operating expenses                            1,493,239      2,642,803       2,881,540        4,950,071
                                                  ------------   ------------   -------------    -------------

Operating loss                                     (1,126,871)    (2,365,011)     (2,236,953)      (4,561,806)
Privatization expenses                               (270,000)           -          (270,000)             -
Other income, net                                     105,490        299,014         242,906          797,100
                                                  ------------   ------------   -------------    -------------
Net loss                                         $ (1,291,381)   $(2,065,997)   $ (2,264,047)    $ (3,764,706)
                                                  ============   ============   =============    =============

Basic and diluted net loss per share             $      (0.09)   $     (0.15)   $      (0.16)    $      (0.26)
                                                  ============   ============   =============    =============

Weighted average common shares outstanding         13,978,667     14,155,140      13,988,718       14,219,174
                                                  ============   ============   =============    =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                             PARTSBASE, INC. AND SUBSIDIARY

                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                       SIX MONTHS ENDED
                                                            ------------------------------------
                                                                  JUNE 30,             JUNE 30,
                                                                    2002                 2001
                                                            ---------------     ----------------

Cash flows from operating activities:
   Net loss                                                 $  (2,264,047)      $    (3,764,706)
   Adjustments to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                   385,749               397,216
   Loss on property abandonments                                  251,498                   -
   Provision for doubtful accounts                                 57,318               551,244
   Provision for litigation and other related costs               150,000               158,565
   Recognition of stock based compensation                          1,090               178,004
   Change in assets and liabilities:
      Accounts receivable, net                                   (704,481)              361,063
      Prepaid and other current assets                             (6,873)              227,025
      Other assets                                                (16,259)               62,216
      Accounts payable                                             22,499              (445,123)
      Accrued expenses and other accrued liabilities              318,659               (31,780)
      Deferred revenue, net                                       (49,283)             (488,638)
      Other liabilities                                               -                  19,850
                                                             -------------       ---------------
        Net cash used in operating activities                  (1,854,130)           (2,775,064)
                                                             -------------       ---------------


Cash flows from investing activities:
   Capital expenditures                                          (171,043)              (77,516)
   Maturities of marketable debt securities                       900,073             3,615,147
   Purchase of certificate of deposit-restricted cash                 -              (1,677,864)
   Redemption of certificate of deposit-restricted cash           410,000                   -
                                                             -------------       ---------------
        Net cash provided by investing activities               1,139,030             1,859,767
                                                             --------------      ---------------


Cash flows from financing activities
   Purchase of treasury stock                                     (22,838)             (795,544)
   Exercise of employee non-qualified stock options                21,660               178,926
                                                             -------------       ---------------
        Net cash used in financing activities                      (1,178)             (616,618)
                                                             -------------       ---------------

Net decrease in cash and cash equivalents                        (716,278)           (1,531,915)
Cash and cash equivalents at beginning of period               23,851,593            23,045,491
                                                             -------------       ---------------
Cash and cash equivalents at end of period                  $  23,135,315       $    21,513,576
                                                             =============       ===============


Noncash financing activities:
   Retirement of treasury stock                             $      22,838       $           -
                                                             =============       ===============


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

     In September 2001, PartsBase, Inc. formed RNpartners, Inc., a Florida corporation, ("RNpartners"), as a wholly owned subsidiary of PartsBase, which operates as a supplemental nurse staffing agency. RNpartners commenced operations on October 1, 2001 as a provider of critical care registered nurses for temporary assignment to hospitals in Miami-Dade, Palm Beach, Martin, Hillsborough and Broward counties of the State of Florida.

     The  accompanying   unaudited   consolidated  condensed  interim  financial
statements reflect all adjustments, (consisting only of recurring accruals) which in the opinion of management are necessary for a fair presentation of the consolidated results of operations for the periods shown. The consolidated results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by
Article 10 of Regulation S-X of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PartsBase, Inc. and its wholly owned subsidiary, RNpartners, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


Revenue Recognition

     PartsBase recognizes subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Net revenue represents that portion of gross revenue that was earned during the period presented. Therefore, during quarters with significant gross revenue growth, gross margins will be negatively impacted due to the effect of sales costs being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term. Nurse staffing revenues and the related labor costs and payroll taxes are recorded in the period in which staffing services are performed.


Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share, when not anti-dilutive, is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month periods ended June 30, 2002 and 2001, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Relocation expenses and abandonment costs

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was vacated by the bankruptcy court. In January 2002, the Company entered into a new sublease agreement with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. In conjunction with the move to the new and smaller office space in February 2002, the Company incurred moving expenses totaling $30,408 and a loss on abandoned furniture, fixtures and trailing technology computer equipment and software with a net book value of $251,498.

Segment Information

     Based on the criteria established by the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management assesses Company performance and allocates resources principally on the basis of two segments:
(i) aviation e-commerce segment which develops and markets an online marketplace for the purchasing and distribution of aviation products, globally and (ii) the supplemental nurse staffing agency currently operating in South Florida. The latter segment was formed in September 2001 as a wholly-owned subsidiary of the Company and commenced operations in October 2001. Accordingly, the Company operated in one business line in the six months ended June 30, 2001.

     The online marketplace for the purchasing and distribution of aviation products provides a means for aviation parts buyers and sellers to buy and sell new, repaired or overhauled aviation parts, list products, services and catalogs. The primary source of revenues is from the sales of subscriptions, generally one year in term and recognized over the life of the subscription. Additionally, the Company recognizes revenue from advertising sales, principally banner ads which run from three months to one year in duration during which revenue is recognized ratably over the run period. Cost of revenues include the commissions paid to salespersons who sell subscriptions and banner advertising and direct costs of operating the web site, the related depreciation and the overhead associated with managing the website.

     The supplemental nurse staffing agency provides registered nurses to hospitals in Miami-Dade, Broward, Hillsborough, Martin and Palm Beach counties of Florida to supplement their existing nursing staffs based on need. The sole source of revenue is derived from the hourly fees charged to the hospitals for the services rendered by the Company's registered nurse employees. Cost of revenues include the wages paid to these nurses as well as the cost of recruitment, the related depreciation and the overhead of managing the segment.

     Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth as noted above. Revenues and non-overhead expenses for each business line are those that directly relate to those operations. Overhead expenses, such as general, corporate and administrative expenses, are allocated to each business line based on management's best estimate of the resources utilized in the management and operations of each business line. Total assets are those assets directly used in the Company's operations in each line of business. Other than the online marketplace funding the operations of the supplemental nurse staffing agency, there are no significant transfers between segments.

     The following schedule provides segment information for the three and six month periods ended June 30, 2002. During the three and six month period ended June 30, 2001, the Company only operated in one segment and therefore no segment information is provided for such periods of time.





                                                  For the six months ended June 30, 2002
                                      ----------------------------------------------------------------
                                           Aviation
                                          e-commerce        Supplemental       Corporate
(In thousands)                             business        Nurse Staffing      and other      Total
                                      ---------------     ---------------      ----------  ---------
Subscription revenues                     $  2,156                                         $  2,156
Advertising                                     76                                               76
Nurse staffing services                          -          $    1,903                        1,903
Other                                           14                   -                           14
                                           --------          ----------        --------     --------
   Total revenues                            2,246               1,903                        4,149
                                           --------          ----------        --------     --------
Cost of revenues, excluding
  depreciation and amortization              1,457               1,827                        3,284
General and administrative                     959                 906        $    418        2,283
Depreciation and amortization                  343                  43               -          386
Stock based compensation                         1                   -               -            1
Litigation and other related costs               -                   -             150          150
Relocation and other related costs               -                   -             282          282
                                           --------          ----------        --------     --------
Total cost of revenues and
   operating expenses                        2,760               2,776             850        6,386
                                           --------          ----------        --------     --------
Operating loss                            $   (514)         $     (873)       $   (850)    $ (2,237)
                                           ========          ==========        ========     ========
Privatization costs and expenses          $      -          $        -        $    270     $    270
                                           ========          ==========        ========     ========
Interest income                           $      -          $        -        $     40     $     40
                                           ========          ==========        ========     ========
Other income, net                         $      -          $        -        $    203     $    203
                                           ========          ==========        ========     ========
Capital expenditures                      $     67          $      104        $      -     $    171
                                           ========          ==========        ========     =========
Total assets                              $ 26,228          $    1,139        $      -     $  27,367
                                           ========          ==========        ========     =========







                                                 For the three months ended June 30, 2002
                                      ----------------------------------------------------------------
                                           Aviation
                                          e-commerce        Supplemental       Corporate
(In thousands)                             business        Nurse Staffing      and other      Total
                                      ---------------     ---------------     -----------   --------
Subscription revenues                     $  1,031                                         $  1,031
Advertising                                     48                                               48
Nurse staffing services                          -          $    1,087                        1,087
Other                                            9                   -                            9
                                           --------          ----------        --------     ---------
Total revenues                               1,088               1,087                        2,175
                                           --------          ----------        --------     ---------
Cost of revenues, excluding
  depreciation and amortization                679               1,020                        1,699
General and administrative                     475                 542        $    243        1,260
Depreciation and amortization                  170                  23               -          193
Litigation and other related costs               -                   -             150          150
                                           --------          ----------        --------     --------
Total cost of revenues and
  operating expenses                         1,324               1,585             393         3,302
                                           --------          ----------        --------     ---------
Operating loss                            $   (236)         $     (498)       $   (393)    $  (1,127)
                                           ========          ==========        ========     =========
Privatization costs and expenses          $      -          $        -        $    270     $     270
                                           ========          ==========        ========     =========
Interest income                           $      -          $        -        $      12    $      12
                                           ========          ==========        =========    =========
Other income, net                         $      -          $        -        $      94    $      94
                                           ========          ==========        =========    ==========
Capital expenditures                      $      3          $       14        $       -    $      17
                                           ========          ==========        =========    ==========



     All of the Company's long-lived assets are geographically located in the United States. Management does not review revenues by geographical locations.

Commitments and Contingencies

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The financial institution joined the payee as a defendant in the matter. The payee countersued the Company claiming the financial institution's action breached a settlement agreement between the payee and the Company and that the Company must indemnify the payee for any losses that may be sustained in the matter. The claims against the Company in this matter are the financial institution's demand for legal fees if the financial institution prevails and the payee's claims for indemnity and legal fees. This matter is scheduled for trial in January 2003.

     In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. As of June 30, 2002, the Company has incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provides for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     The final settlement of the class action is subject to the preparation and execution of definitive settlement documents and court approval. The settlement also applies to the directors, management personnel, underwriters and securities firms named as defendants in the litigation.

     In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, cost and fees. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The matter is scheduled for court ordered arbitration amongst the three parties in September 2002. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     In March 2001 the Company received notice from counsel to the Business Software Alliance (the "BSA"), an industry watchdog group representing software manufacturers, in connection with the BSA's investigation of possible illegal duplication of certain software companies' proprietary software products by the Company. Through subsequent correspondence from the BSA, the BSA has alleged that the Company has installed unauthorized copies of BSA member software products on Company computers. The correspondence from the BSA provides that the Company's potential exposure in this matter could be over $1,950,000 if willful copyright infringement is shown. The Company is currently in negotiations with the BSA in an attempt to resolve the matter. To date the Company is not aware of any legal proceedings initiated by BSA in this matter. The Company believes that the resolution of this matter will not have a material impact upon the Company's consolidated financial position, results of operations and cash flows.

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

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control at a price of $1.02 per share. The proposal is subject to, among other things, a definitive merger agreement, approval of both the Board of Directors and shareholders of PartsBase, Inc., receipt of any regulatory approval which may be necessary and a fairness opinion from the Company's investment banker. The Board of Directors of the Company has formed a Special Committee ("Special Committee") to consider the proposed transaction. The Special Committee has retained legal and financial advisors to assist them in evaluating the proposed transaction.

     On April 16 and 17, May 8 and June 11, 2002, the Company received notices of, or had been served with, four purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other two which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 and Paul Berger vs.
PartsBase,  Inc.  et.al,  C.A.  19693  in  Delaware).  The   lawsuits   name as
defendants   the  Company  and certain of its current   officers and directors.
The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction, by the Company's Chairman and a limited partnership and to recover unspecified damages resulting from the alleged breach of fiduciary duty. The Company intends to vigorously defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could
have a  material   adverse   effect  on the   Company   in one or more   future
periods.   The  Company   maintains  a  director   and   officer's    liability
insurance policy that provides $3 million of coverage, with retention of $150,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2002, the Company has recorded a litigation reserve for $150,000 to cover the expected retention. This reserve has been classified as a litigation and other related costs in the statement of operations for the three and six months ended June 30, 2002.

     The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


     On February 15, 2002, the Company received notice from the NASDAQ National Market warning that the Company's stock may be delisted because its common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days and failed to maintain a minimum market value of public float of $5,000,000. In accordance with MarketPlace Rules, the Company is provided 90 calendar days, or until May 15, 2002 to regain compliance. In May 2002, the Company regained compliance.


     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001 and March 15, 2002, respectively, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments during the first year of the Agreement. Beginning with the second year and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company obtained and delivered to USAIS, on March 21, 2002, an irrevocable, transferable standby Letter of Credit in the amount of $840,000, collateralized by a certificate of deposit of the same amount that is to diminish on a dollar for dollar basis as payments are made in accordance with the amended Agreement. As of June 30, 2002, the Company owed USAIS $660,000.

Proposed Privatization Transaction

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control at a price of $1.02 per share. The proposal is subject to, among other things, a definitive merger agreement, approval of both the Board of Directors and shareholders of PartsBase, Inc., receipt of any regulatory approval which may be necessary and a fairness opinion from the Company's investment banker. On May 30, 2002 Company's Chairman increased his offer price to $1.25 per share.

     On April 19, 2002, the Company received a proposal from AirOperations.com ("AirOps") for a going private transaction. According to the correspondence received from AirOps, AirOps' parent company, Air Operations International repairs, overhauls and markets aircraft engines and components and through its website Airoperations.com engages in e commerce in the aviation industry. The proposed transaction from AirOps would be either in the form of a merger with a corporation owned, affiliated with and/or controlled by AirOps or the purchase of substantially all the assets of PartsBase. Pursuant to the AirOps proposal, the stockholders of PartsBase would receive $1.22 per share in exchange for each share of PartsBase Common Stock outstanding or the same aggregate consideration to PartsBase in the event of an asset purchase. The proposal is subject to, among other things, approval of the proposed transaction by the Board of Directors and stockholders of PartsBase, receipt of any regulatory approvals which may be necessary, the receipt of a fairness opinion, the inapplicability (either by its terms or as a result of Company Board action) of certain business combination provisions under Delaware law, the receipt of satisfactory financing by AirOps to consummate the transaction, the receipt of all necessary consents without payment of any penalty from creditors, lessors or customers of PartsBase and the termination of all outstanding options and warrants of the Company. The proposal initially expired on May 15, 2002 but was extended, indefinitely, by AirOps. Additionally, AirOps amended its offer price to $1.30 per share on June 4, 2002. The proposal from AirOps has been referred to the Special Committee of the Board of Directors.

     On June 10, 2002, the Company received a proposal from a group headed by Mr. Harold Van Arnem (the "Van Arnem Group"), a private investor, for a going private transaction. The proposed transaction from the Van Arnem Group would be in the form of a merger with a corporation owned, affiliated with and/or controlled by the Van Arnem Group. Pursuant to the Van Arnem Group proposal, the stockholders of PartsBase would receive $1.30 per share in exchange for each share of PartsBase Common Stock outstanding. The proposed acquisition is subject to, among other things, approval of the proposed transaction by the Board of Directors and stockholders of PartsBase, receipt of any regulatory approvals which may be necessary, the receipt of a fairness opinion, the receipt of satisfactory financing by Van Arnem to consummate the transaction. The proposal from the Van Arnem Group has been referred to the Special Committee of the Board of Directors.

     On June 13, 2002, the Special Committee of the Board of Directors established a deadline of 5:00 p.m. Eastern time on Friday, June 14, 2002, for all interested parties to submit their best and final offer. On June 17, 2002, the Special Committee announced that it had received a bid from the Company's Chairman, AirOps and the Van Arnem Group, all of which are continuing to be evaluated as of the date of this Report.

     As of June 30, 2002, the Special Committee has incurred $270,000 in expenses, primarily for legal and financial advice and a stipend for each of the three members of the Special Committee approved by the Company's Board of Directors. These expenses have been classified as Privatization Expenses in the Company's Statements of Operations for the three months and six months ended June 30, 2002, respectively.

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

Overview

     We currently operate in two business segments: (i) we provide business-to-business e-commerce services for the aviation industry and (ii) since October 2001 we have provided, for a fee, registered nurses for temporary assignment to hospitals located in Broward County, Miami-Dade County, Hillsborough County, Martin County and Palm Beach County, Florida.

     We were incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to change the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc. As a Texas corporation, the Company's shares of common stock had no par value. As a result of the reincorporation in Delaware, the Company's shares of preferred and common stock, each have a $0.001 par value and $14,004 was reclassified from Additional Paid-In Capital to Common Stock to reflect the par value of the shares of common stock outstanding at such time. No shares of preferred stock were issued or outstanding at June 30, 2002 and December 31, 2001, respectively.

         The Aviation E-commerce Business and Corporate

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues were $1,088,237 and $2,245,982 for the second quarter and first six months of 2002, respectively, compared to $1,353,833 and $2,953,066 for the same periods in 2001, a decrease of 20% and 24%, respectively. During the second quarter and first six months of 2002, PartsBase signed up 171 and 367 new subscribers at an average subscription fee of $1,741 and $2,040, respectively. During the same periods, 429 and 881 subscribers renewed their subscription for another year at an average subscription fee of $1,589 and $1,650, respectively. The aggregate average subscription fee of both new and renewal subscribers during the second quarter and first six months of 2002 was $1,632 and $1,765, respectively.

     During the second quarter and first six months of 2001, PartsBase signed up 459 and 1,153 new subscribers at an average subscription fee of $1,785 and $1,730, respectively. In addition, during the second quarter and first six months of 2001, 291 and 728 members renewed their subscriptions for another year at the average renewal fee of $1,331 and $1,232 respectively. The average subscription fee increased during the 2002 six month period over the same period in 2001, due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data and enhanced parts search. The aggregate average subscription fee of both new and renewal subscribers during the second quarter and first six months of 2001 was $1,609 and $1,537, respectively. Given the finite size of the aerospace community, the number of new subscribers signed up in 2002 decreased compared to 2001.

     At June 30, 2002 PartsBase had 2,466 paying subscribers as compared to 2,749 paying subscribers at March 31, 2002, 2,926 paying subscribers at December 31, 2001, 3,315 paying subscribers at September 30, 2001, and 4,056 paying subscribers at June 30, 2001. The subscriber count decreased during the second quarter of 2002 compared to the prior quarter, as PartsBase was unable to acquire new subscribers at a sufficient rate to replace current customers whose subscriptions expired or were deactivated during their subscription period due to non-payment of their invoice. Of the 881 subscribers who renewed their subscriptions during the first six months of 2002, 455 represent those subscribers renewing for the second time, representing 21% of the new subscribers initially signed during the first six months of 2000 and 37% of the new subscribers signed up during the first six months of 2001. The Company expects that the renewal rate for third year subscriptions will be higher than that experienced for second year renewals, although there can be no assurances that future renewal rates will be higher than that experienced for the second year. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, or potential subscribers who are trialing the service.

     Gross revenues were $1,035,026 and $2,293,734 for the second quarter and first six months of 2002, respectively, compared to $1,207,019 and $2,867,116 for the same periods in 2001, a decrease of 14% and 20%, respectively. The decrease in gross revenue during the current quarter and current six month period as compared to the same quarter and six month period of the prior year is attributable to finite number of members in the aerospace community and fewer renewals of initial subscribers in 2002.


     PartsBase recognizes earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, for which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue decreased to $2,207,485 at June 30, 2002, compared to $2,308,109 as of March 31, 2002, and $2,231,076 at December 31, 2001 and $2,730,784 at June 30, 2001.


     The following table sets forth gross revenue by product line for the last five quarters, as well as operating data and sequential quarter-to-quarter revenue growth (decline) percentages for the same period.




                                                PartsBase, Inc.
                                         Revenue Detail By Quarter (000's)

                               06/30/01      09/30/01      12/31/01      03/31/02      06/30/02
                               --------      --------      --------      --------      --------
New Subscriptions              $   729       $   492       $   381       $   451       $   298
Renewal Subscriptions              387           591           833           772           682
Advertising                         89            27            26            31            46
Other                                2            15             2             5             9
                                -------       -------       -------       -------       -------
Total Gross Revenue            $ 1,207       $ 1,125       $ 1,242       $ 1,259       $ 1,035
                                =======       =======       =======       =======       =======
Sequential Gross Rev. Growth      -27%           -7%           10%            1%          -18%
                                =======       =======       =======       =======       =======
Total Net Revenue              $ 1,354       $ 1,344       $ 1,224       $ 1,158       $ 1,088
                                =======       =======       =======       =======       =======
Sequential Net Rev. Growth        -15%           -1%           -9%           -5%           -6%
                                =======       =======       =======       =======       =======
Salesperson Compensation       $   484       $   398       $   422       $   441       $   394
                                =======       =======       =======       =======       =======
Sales Comp/Gross Revenue           40%           35%           34%           35%           38%
                                =======       =======       =======       =======       =======
Deferred Revenue Balance       $ 2,731       $ 2,413       $ 2,231       $ 2,308       $ 2,207
                                =======       =======       =======       =======       =======


Cost of Revenues

     Cost  of  revenues   consists  of  compensation  for  sales  and  marketing
personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. Costs of revenues, exclusive of depreciation and amortization were $680,148 and $1,457,724 for the second quarter and first six months of 2002, respectively, compared to $1,014,288 and $2,473,007 for the same periods in 2002. As a percent of net revenues, costs of revenues, exclusive of depreciation and amortization were 62% and 65% for the second quarter and first six months of 2002, respectively, compared to 75% and 84% for the same periods in 2001. Salesperson compensation in the second quarter and first six months of

2002 as a percentage of gross revenue was 38% and 36%, respectively. This compares to 40% and 42%, respectively, in the second quarter and first six months of 2001. Salesperson compensation as a percentage of gross revenue is continuing to trend back downwards, as renewals, for which the commission rate is substantially lower than new subscriptions, comprise a greater portion of gross revenues.

     At June 30, 2002, PartsBase employed 33 persons in sales and customer service, compared to 113 persons at June 30, 2001. Additionally, included in cost of revenues in the second quarter and first six months of 2002 was $189,050 and $369,050, respectively, for contract payments to a third party for government procurement data as opposed to $260,000 and $560,000 for the same periods of 2001.

General and Administrative Expenses

     For the second quarter and six months ended June 30, 2002 and 2001, respectively, aviation e-commerce general and administrative expenses, excluding stock-based compensation expense of $0 and $1,090 in 2002 and $134,993 and $178,004 in 2001, respectively, depreciation and amortization of $60,998 and $123,003 in 2001 and $158,886 and $305,422 in 2001, respectively and unallocated corporate general and administrative expenses of $242,804 and $418,274 in 2002 and $0 during both periods in 2001, respectively, were $475,525 and $959,250 in 2002 as compared to $1,891,424 and $4,009,145 in 2001, respectively; a decrease of 75% and $1,415,899 from the second quarter of 2001 and 76% and $3,049,895 from the first six months of 2001.

     General and administrative expenses were 44% of net revenues, for the second quarter of 2002, and 140% of net revenues, for the second quarter of 2001, respectively. General and administrative expenses consisted primarily of personnel costs of $361,443 and $1,144,513, rent expense of $5,795 and $166,753, advertising costs of $4,688 and $27,449, bad debt expense of $21,249 and $339,091, and other costs totaling $82,350 and $213,618 consisting of professional fees, utilities, supplies and other related administrative costs, for the second quarter of 2002 and 2001, respectively.

     General and administrative expenses were 43% of net revenues, for the first six months of 2002, and 136% of net revenues, for the first six months of 2001, respectively. General and administrative expenses consisted primarily of personnel costs of $750,211 and $2,573,618, rent expense of $40,427 and $379,358 advertising costs of $9,054 and $38,602, bad debt expense of $37,137 and $551,244 and other costs totaling $122,421 and $466,323 consisting of professional fees, utilities, supplies and other related administrative costs, for the first six months of 2002 and 2001, respectively.

     The Company made significant personnel reductions during 2001 and 2002. In addition, depending on salary level, all remaining salaried personnel took a pay reduction, ranging from 5%-30% during the second quarter of 2001. The Company expects that its personnel costs will continue to decrease during 2002 but at a smaller rate. The decrease in bad debt expense compared to the same period of the prior year relates to the Company's former policy of paying sales commissions upon signing a Company sales order, rather than upon cash receipt, which increased the possibility that sales orders of lesser quality would be submitted. Although the Company can recover commissions paid to sales representatives if the customer does not pay, the Company's high turnover has made it difficult to collect on a portion of subscriptions sold. During the third quarter of 2001, the Company significantly tightened its deal verification processes, thereby causing its bad debt expense to decrease in 2002.

     The Company was comprised of one business segment until October 1, 2001 with the commencement of operations of RNpartners, Inc. into the nurse staffing business. As a result , there was no corporate component prior to such time. For the quarter ended and six months ended June 30, 2002 unallocated corporate general and administrative expenses, excluding stock-based compensation of $0 and $1,090, respectively, were $242,804 and $418,274. Corporate general and administrative expenses for the quarter ended and six months ended June 30, 2002 consisted primarily of executive compensation of $124,275 and $249,528, professional and directors' fees of $107,161 and $81,087 and directors' and officers' liability insurance premiums of $41,039 and $24,722.

     At  June  30,  2002  and  June  30,   2001,   we  employed  17  persons  in
administrative,   information  technology  and  executive  management  positions
(inclusive of corporate positions).

Depreciation and Amortization

     Depreciation and amortization expenses for the quarter and six months ended June 30, 2002 totaled $169,827 and $342,683, respectively, as compared to

$220,639 and $397,216 for the similar 2001 periods. The decrease in the 2002 periods primarily results from depreciation and amortization recorded in 2001 associated with furniture, fixtures, and trailing technology computer equipment and software abandoned during the corporate relocation in 2002.


Corporate Relocation Expenses and Abandonment Costs

     As a result of the Company's former sublessor filing for bankruptcy protection in December 2001, the Company's sublease for 35,668 square feet of office space in Boca Raton was vacated by the bankruptcy court. In January 2002, the Company entered into a new sublease agreement with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. In conjunction with the move to the new and smaller office space in February 2002, the Company incurred moving expenses totaling $30,408 and abandoned furniture, fixtures and trailing technology computer equipment and software with a net book value of $251,498. Rent savings will be approximately $700,000 per annum. No additional costs were incurred during the second quarter of 2002.

Stock-Based Compensation Expense

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $0 and $134,993 was recognized in the second quarter 2002 and 2001, respectively, and $1,090 and $178,004 during the first six months of 2002 and 2001, respectively. There are no remaining charges to be recognized in future periods related to pre-IPO grants as there are no non-vested options outstanding whose exercise price are below the market price on the date of grant.

Litigation and Other Related Costs

     Litigation and other related costs of $150,000 and $457,500 for the quarters ended and six months June 30, 2002 and 2001, respectively, consist of a provision for $150,000 to cover expected retention costs associated with class action lawsuits the Company is party to in conjunction with a proposed "going private" transaction during the 2002 period. The 2001 expense consisted of a provision for $200,000 to cover retention costs associated with class action lawsuits the Company is party to in conjunction with the Company's March 2000 registration statement as well as $257,500 during the first six months of 2001 to settle or accrue for litigation and other related costs. The class action lawsuit relating to the Company's March 2000 registration statement has been settled pending final approval by the court.

Privatization Expenses

     During the quarter ended June 30, 2002, the Company received three offers from three separate groups, one headed by the Company's Chairman and the other two offers from unrelated parties, to take the Company private. The Company's Board of Directors ("Board") formed a Special Committee to evaluate these offers consisting of three independent members of the Board. The Special Committee retained legal and financial advisors to assists it with the evaluation of the respective offers. The Special Committee has incurred $270,000 during the three months ended June 30,2002 consisting primarily of professional fees and a Board approved stipend for each member of the Special Committee.

Other Income

     Other income, net, consisting primarily of interest and dividend income, was $105,490 and $242,906 for the second quarter and six months ended June 30, 2002, respectively, compared to $299,014 and $797,100 for the second quarter and six months ended June 30, 2001, respectively. The decrease in other income, net for the current periods compared to the comparable periods of the prior year is attributable to lower cash balances and interest rates on the Company's cash equivalents.

Net Loss

     As a result of the foregoing, the net loss decreased to $794,577 and $1,392,039 for the second quarter and first six months of 2002, compared to $2,065,997 and $3,764,706 for same periods in 2001.

         The Nurse Staffing Business

Results of Operations

Comparison of Three and Six Months Ended June 30, 2002


Net Revenues

     We commenced our nurse staffing operations on October 1, 2001. During the quarter and six months ended June 30, 2002, we earned $1,086,865 and $1,903,112 in net revenues from the placement of our registered nurse employees working as supplemental nursing staff in hospitals in Miami-Dade County, Palm Beach County, Broward County, Hillsborough County and Martin County Florida. Approximately 46% and 48% of these revenues for the respective periods were derived from four clients. As of June 30, 2002 we provided supplemental nurse staffing services to 27 clients; none of the remaining 23 clients individually comprised in excess of 9% of the total revenues for the six months ended June 30, 2002.

Cost of Revenues

     Cost of revenues consists of compensation for our registered nurse employees, uniforms and costs incurred in the recruitment of qualified professional healthcare professionals. For the three months ended and six months ended June 30, 2002 our total cost of revenues totaled $1,019,757 and $1,827,103, respectively, or 94% and 96% of net revenues. Registered nurse compensation as a percentage of cost of revenues totaled 96% and 95% for the three months and six months ended June 30, 2002. As of June 30, 2002, 165 registered nurses, affiliated with us, had worked at least one shift for the week then ended.

General and Administrative Expenses

     For the quarter and six months ended June 30, 2002, general and administrative expenses totaled $563,912 and $948,017 respectively. General and administrative expenses for the quarter ended and six months ended June 30, 2002 consisted primarily of personnel costs of $379,791 and $633,576 rent of $27,820 and $56,639 and other costs totaling $156,301 and $257,802 consisting of marketing expenses, depreciation, phone and utilities, supplies and other related administrative costs, respectively. At June 30, 2002, we employed 51 persons in administrative, and executive management positions in our nurse staffing operations. In April 2002, we opened offices in Hillsborough County and Martin County, Florida accounting for the increases in expenses during the quarter ended June 30, 2002.

Operating Loss

     As a result of the foregoing, the operating loss incurred during the quarter and six months ended June 30, 2002 totaled $496,804 and $872,008.


Liquidity and Capital Resources

Financial Condition

     As of June 30, 2002, the Company had $23,135,315 of cash and cash equivalents and restricted cash totaling $660,000. At June 30, 2002, the Company had $21,358,129 of working capital.

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

Cash Flows

     Net cash used in operating activities totaled $1,854,130 for the six months ended June 30, 2002 compared to net cash used in operating activities of $2,775,064 for the comparable period of the prior year. The current period decrease in cash used in operations as compared to the same period of last year reflects a decrease in the loss for the period of $1,500,659 offset by an increase in accounts receivable of $1,065,544, primarily the result of the operations of RNpartners. These items are offset by an increase of $422,624 in accounts payable due to an increase in the operations of RNpartners during the first half of 2002.

     Net cash provided by investing activities totaled $1,139,030 for the six months ended June 30, 2002 compared to net cash provided by investing activities of $1,859,767 for the comparable period of the prior year. The current period decrease of $720,737 in cash provided from investing activities as compared to last year is primarily the result of a decrease in maturities of marketable debt securities totaling $2,715,074 as opposed to the purchase of a certificate of deposit-restricted cash of $1,677,864 during the first six months of 2001 and the redemption of certificates of deposit-restricted cash totaling $410,000 during the first six months of 2002.

     Net cash used in financing activities totaled $1,178 for the six months ended June 30, 2002, compared to net cash used financing activities totaling $616,618 for the comparable period of 2001. The decrease of $615,440 in cash used during the current period as compared to last year is primarily because during the six months ended June 30, 2001, the Company repurchased 538,120 shares of its common stock at a cost of $795,544 whereas the Company repurchased 25,700 shares of its common stock for $22,838 during the six months ended June 30, 2002.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2002, PartsBase's portfolio consisted of investments in institutional money market funds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper, medium term notes and investment grade bond funds.

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


PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

     In September 2000 the Company sued a third party financial institution because such financial institution paid a check in the amount of $161,000 despite a stop payment order duly issued by the Company. The payee cashed the check, along with a replacement check. Before the Company learned that the payee had cashed both checks, the Company entered into a binding settlement with the payee ending the Company's business relationship with the payee. The payee refused to return the amounts and the financial institution failed to credit the Company's account. The Company filed suit, and discovery has commenced. The financial institution joined the payee as a defendant in the matter. The payee countersued the Company claiming the financial institution's action breached a settlement agreement between the payee and the Company and that the Company must indemnify the payee for any losses that may be sustained in the matter. The claims against the Company in this matter are the financial institution's demand for legal fees if the financial institution prevails and the payee's claims for indemnity and legal fees. This matter is scheduled for trial in January 2003.

     In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN currently before the Honorable Ursula Ungaro-Benages. The consolidated lawsuit names as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleges the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleges damages of nearly $42 million. The Court has recently certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintains a director and officer's liability insurance policy that provides $3 million of coverage, with retention of $200,000. As of June 30, 2002, the Company has incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provides for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     The final settlement of the class action is subject to the preparation and execution of definitive settlement documents and court approval. The settlement also applies to the directors, management personnel, underwriters and securities firms named as defendants in the litigation.

     In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, cost and fees. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The matter is scheduled for court ordered arbitration amongst the three parties in September 2002. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

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

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control at a price of $1.02 per share. The proposal is subject to, among other things, a definitive merger agreement, approval of both the Board of Directors and shareholders of PartsBase, Inc., receipt of any regulatory approval which may be necessary and a fairness opinion from the Company's investment banker. The Board of Directors of the Company has formed a Special Committee ("Special Committee") to consider the proposed transaction. The Special Committee has retained legal and financial advisors to assist them in evaluating the proposed transaction.

     On April 16 and 17, May 8 and June 11, 2002, the Company received notices of, or had been served with, four purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other two which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 and Paul Berger vs.
PartsBase,  Inc.  et.al,  C.A.  19693  in  Delaware).  The   lawsuits   name as
defendants   the  Company  and certain of its current   officers and directors.
The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction, by the Company's Chairman and a limited partnership and to recover unspecified damages resulting from the alleged breach of fiduciary duty. The Company intends to vigorously defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could
have a  material   adverse   effect  on the   Company   in one or more   future
periods.   The  Company   maintains  a  director   and   officer's    liability
insurance policy that provides $3 million of coverage, with retention of $150,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2002, the Company has recorded a litigation reserve for $150,000 to cover the expected retention. This reserve has been classified as a litigation and other related costs in the statement of operations for the three and six months ended June 30, 2002.

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


Item 2.  Changes in Securities

     During the six months ended June 30, 2002, the Company repurchased 25,700 shares of its common stock in the open market at an aggregate purchase price of $22,838, inclusive of brokerage fees. All of these shares were retired as of March 15, 2002.

     In June 2002, a former officer of the Company exercised fully vested options to purchase 34,382 shares of the Company s common stock at a purchase price of $21,660.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     On February 15, 2002, the Company received notice from the NASDAQ National Market warning that the Company s stock may be delisted because its common stock has failed to maintain a minimum bid price of $1 over the last 30 consecutive trading days and failed to maintain a minimum market value of public float of $5,000,000. In accordance with MarketPlace Rules, the Company is provided 90 calendar days, or until May 15, 2002 to regain compliance. In May 2002, the Company regained compliance.

Item 6.   Exhibits and Reports on Form 8-K

(1)      Exhibits
(a)      Exhibit 99.1-Safe Harbor Compliance Statement
(b)      Exhibit 99.2-Certification by Chief Executive Officer
(c)      Exhibit 99.3 Certification by Chief Financial Officer

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 14, 2002                 /s/ Robert A. Hammond
                                       ---------------------
                                        ROBERT A. HAMMOND, JR.
                                        President, Chief Executive Officer,
                                         And Chairman
                                        (Principal Executive Officer)



Date:  August 14, 2002                 /s/ Mark Weicher
                                       ----------------
                                        MARK WEICHER
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)

                                 PARTSBASE, INC.

                                Index to Exhibits


Title                                                               Exhibit No.
---------------------------------------                             ------------
Safe Harbor Compliance Statement                                       99.1
Certification by Chief Executive Officer                               99.2
Certification by Chief Financial Officer                               99.3

Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT


     The Company believes that the following risks could cause the Company's actual results to differ materially.

The Aviation E-commerce Business

     We have never been profitable, anticipate continued losses and cannot guarantee profitability in the future. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2002. We may be unable to ever achieve profitability in the future. We have incurred net consolidated losses in each accounting period since we began operations in April 1996, including net losses attributable to common shareholders of $2,264,047, $5,612,233, $13,453,981, $7,815,409 ($5,913,034 before consideration of the value of a preferred stock beneficial conversion feature) during the first six months of 2002 and for calendar years 2001, 2000 and 1999, respectively. Although revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Exhibit 99.2

                            CERTIFICATION PUSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Quarterly Report of PartsBase, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Hammond, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities ExchangeAct of 1934, as amended; and

     (2) The information contained in this Report fairly presents in all material respects, the financial condition and results of operations of the Company.



                                            /s/Robert A. Hammond, Jr.
                                            -------------------------
                                            Robert A. Hammond, Jr.
                                            Chief Executive Officer
                                            August 14, 2002

Exhibit 99.3

                            CERTIFICATION PUSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Quarterly Report of PartsBase, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Weicher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended; and

     (2) The information contained in this Report fairly presents in all material respects, the financial condition and results of operations of the Company.



                                            /s/Mark Weicher
                                            ---------------
                                            Mark Weicher
                                            Chief Financial Officer
                                            August 14, 2002