Form 10-Q
period 2002-09-30
PARTSBASE  INC
filed 2002-11-18
CIK 1102754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                     20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


        For the transition period from             to

________________________Commission File Number 000-29727________________________

                                 PartsBase, Inc.

             (Exact name of registrant as specified in its charter)

               Delaware                                76-0604158
      ------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)



                              905 Clint Moore Road
                         Boca Raton, Florida 33487-8242
                    ----------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 561.953.0700
        ----------------------------------------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had an aggregate of 14,012,302 shares of its common stock, $0.001 par value, outstanding as of the close of business on November 1, 2002.

                                 PARTSBASE, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I-   FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1.  Financial Statements ..........................................    3

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................   12

   ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk .....   17

   ITEM 4   Controls and Procedures .......................................   17


PART II-  OTHER INFORMATION

   ITEM 1.  Legal Proceedings .............................................   17

   ITEM 2.  Changes in Securities .........................................   19

   ITEM 3.  Default Upon Senior Securities ................................   19

   ITEM 4.  Submission of Matters to a Vote of Security Holders ...........   19

   ITEM 5.  Other Information .............................................   19

   ITEM 6.  Exhibits and Reports on Form 8-K ..............................   20

SIGNATURES ................................................................   21

PART I  FINANCIAL INFORMATION


                         PARTSBASE, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      2002             2001
                                                  ---------------  -------------

                             ASSETS

Current assets:
Cash and cash equivalents                         $  22,594,237    $ 23,851,593
Accounts receivable, net                              1,185,411         403,969
Investments, at amortized cost                                -         900,073
Prepaid expenses and other current assets               307,740         330,966
                                                   -------------    ------------
 Total current assets                                24,087,388      25,486,601
Property and equipment, net                           1,919,276       2,570,330
Certificate of deposit - restricted cash                480,000       1,070,000
Other assets                                             52,074          36,839
                                                   -------------    ------------
 Total assets                                     $  26,538,738    $ 29,163,770
                                                   =============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                  $     213,674    $     87,060
Accrued expenses and other current liabilities          829,826         406,147
Deferred revenue, net                                 2,251,843       2,231,076
                                                   -------------    ------------
 Total current liabilities                            3,295,433       2,724,283
                                                   -------------    ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000
 shares authorized,  shares issued and
 outstanding in 2002 and 2001                                 -               -
Common stock, $0.001 par value; 30,000,000 shares
 authorized, issued and outstanding 14,012,302 in
 2002 and 14,003,620 in 2001                             14,012          14,004
Additional paid-in capital                           53,254,279      53,255,465
Accumulated deficit                                 (30,024,986)    (26,828,892)
Unearned compensation                                         -          (1,090)
                                                   -------------    ------------
Total stockholders' equity                           23,243,305      26,439,487
                                                   -------------    ------------
Total liabilities and stockholders' equity        $  26,538,738    $ 29,163,770
                                                   =============    ============


  The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                             PARTSBASE, INC. AND SUBSIDIARY

                                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                          (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------   -----------------------------
                                                     2002           2001             2002            2001
                                                ------------   -------------   -------------   -------------
Net revenues                                    $ 2,529,493    $  1,343,649    $  6,678,587    $  4,296,715
Cost of revenues                                  2,054,261         885,225       5,558,768       3,450,026
                                                ------------    ------------    ------------    ------------
Gross profit                                        475,232         458,424       1,119,819         846,689
                                                ------------    ------------    ------------    ------------

Operating expenses:
General and administrative expenses               1,265,239       1,441,207       3,713,783       5,755,774
Stock-based compensation expense                          -          98,610           1,090         276,614
Litigation and other related costs                        -               -         150,000         457,500
Relocation expenses and abandonment costs                 -               -         281,906               -
                                                ------------    ------------    ------------    ------------
Total operating expenses                          1,265,239       1,539,817       4,146,779       6,489,888
                                                ------------    ------------    ------------    ------------

Operating loss                                     (790,007)     (1,081,393)     (3,026,960)     (5,643,199)
Privatization expenses                             (236,092)              -        (506,092)              -
Other income, net                                    94,052         303,522         336,958       1,100,622
                                                ------------    ------------    ------------    ------------
Net loss                                        $  (932,047)   $   (777,871)   $ (3,196,094)   $ (4,542,577)
                                                ============    ============    ============    ============

Basic and diluted net loss per share                $ (0.07)        $ (0.06)        $ (0.23)        $ (0.32)
                                                ============   =============    ============    ============

Weighted average common shares outstanding       14,012,302      14,029,387      13,996,665      14,144,372
                                                ============   =============    ============    ============


         The accompanying notes are an integral part of these consolidated condensed financial statements.




                                         PARTSBASE, INC. AND SUBSIDIARY

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                    -----------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                           2002              2001
                                                    ----------------    ---------------

Cash flows from operating activities:
Net loss                                            $ (3,196,094)       $ (4,542,577)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation                                             580,515             660,989
Loss on property abandonments                            251,498                   -
Provision for doubtful accounts                           72,952             674,805
Provision for litigation and other related costs         150,000             457,500
Recognition of stock based compensation                    1,090             276,614
Change in assets and liabilities:
  Accounts receivable, net                              (850,701)             (4,038)
  Prepaid and other current assets                        23,226             439,767
  Other assets                                           (15,798)            497,119
  Accounts payable                                       126,703            (491,208)
  Accrued expenses and other accrued liabilities         273,679            (438,750)
  Deferred revenue, net                                   17,075            (329,024)
  Other liabilities                                            -              (6,006)
                                                     ------------        ------------
   Net cash used in operating activities              (2,565,855)         (2,804,809)
                                                     ------------        ------------

Cash flows from investing activities:
Capital expenditures                                    (180,396)           (161,817)
Maturities of marketable debt securities                 900,073           4,118,965
Purchase of marketable debt securities                         -         (13,872,550)
Purchase of certificate of deposit-restricted cash             -          (1,629,250)
Redemption of certificate of deposit-restricted
  cash                                                   590,000                   -
                                                     ------------        ------------
   Net cash provided by (used in) investing
     activities                                        1,309,677         (11,544,652)
                                                    -------------        ------------

Cash flows from financing activities:
Purchase of treasury stock                               (22,838)           (795,544)
Exercise of employee non-qualified stock options          21,660             178,926
                                                    -------------        ------------
   Net cash used in financing activities                  (1,178)           (616,618)
                                                    -------------        ------------

Net decrease in cash and cash equivalents             (1,257,356)        (14,966,079)
Cash and cash equivalents at beginning of period      23,851,593          23,045,491
                                                    -------------        ------------
Cash and cash equivalents at end of period          $ 22,594,237        $  8,079,412
                                                    =============        ============

Noncash financing activities:
  Retirement of treasury stock                      $     22,838        $          -
                                                    =============        ============

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

     In September 2001, PartsBase, Inc. formed RNpartners, Inc., a Florida corporation, ("RNpartners"), as a wholly owned subsidiary of PartsBase, which operates as a supplemental nurse staffing agency. RNpartners commenced operations on October 1, 2001 as a provider of critical care registered nurses for temporary assignment to hospitals in Miami-Dade, Palm Beach, Orange, Hillsborough and Broward counties of the State of Florida.

     The accompanying unaudited consolidated condensed interim financial statements reflect all adjustments, (consisting only of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the consolidated results of operations for the periods shown. The consolidated results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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


Revenue Recognition

     PartsBase recognizes subscription and banner advertising revenue, related to its e-commerce business, over the life of the subscription, which is typically 12 months. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Net revenue represents that portion of gross revenue, related to subscriptions sold pertaining to its e-commerce business, that was earned during the period presented. Therefore, during quarters with significant gross revenue growth, gross margins will be negatively impacted due to the effect of sales costs being expensed in their entirety, whereas the corresponding sales are amortized over the subscription term. Nurse staffing revenues and the related labor costs and payroll taxes are recorded in the period in which staffing services are performed.


Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Basic and Diluted Net Loss per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share, when not anti-dilutive, is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine month periods ended September 30, 2002 and 2001, common share equivalents are not included in the computation of diluted loss per share since inclusion of such shares would be anti-dilutive.

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

Segment Information

     Based on the criteria established by the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management assesses Company performance and allocates resources principally on the basis of two segments:
(i) aviation e-commerce segment which develops and markets an online marketplace for the purchasing and distribution of aviation products, globally and (ii) the supplemental nurse staffing agency currently operating in Florida. The latter segment was formed in September 2001 as a wholly-owned subsidiary of the Company and commenced operations in October 2001. Accordingly, the Company operated in one business line in the nine months ended September 30, 2001.

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

     The supplemental nurse staffing agency provides registered nurses to hospitals in Miami-Dade, Broward, Hillsborough, Orange and Palm Beach counties of Florida to supplement their existing nursing staffs based on need. The sole source of revenue is derived from the hourly fees charged to the hospitals for the services rendered by the Company's registered nurse employees. Cost of revenues include the wages paid to these nurses as well as the cost of recruitment.

     Revenues, expenses and assets are accounted for in accordance with the accounting policies set forth as noted above. Revenues and non-overhead expenses for each business line are those that directly relate to those operations. Overhead expenses, such as general, corporate and administrative expenses, are allocated to each business line based on management's best estimate of the resources utilized in the management and operations of each segment. Total assets are those assets directly used in the Company's operations in each line of business. Other than the online marketplace funding the operations of the supplemental nurse staffing agency, there are no significant transfers between segments.

     The following schedule provides segment information for the three and nine month periods ended September 30, 2002. During the three and nine month periods ended September 30, 2001, the Company only operated in one segment and therefore no segment information is provided for such periods of time.



                                             For the nine months ended September 30, 2002
                                     ----------------------------------------------------------
                                        Aviation
                                       e-commerce     Supplemental      Corporate
(In thousands)                          business     Nurse Staffing     and other       Total
                                     ------------    --------------    -----------   ----------
Subscription revenues                  $   3,217                                     $   3,217
Advertising                                  106                                           106
Nurse staffing services                        -      $    3,326                         3,326
Other                                         30               -                            30
                                        ---------      ----------                     ---------
  Total revenues                           3,353           3,326                         6,679
                                        ---------      ----------                     ---------
Cost of revenues, excluding
 depreciation and amortization             2,145           3,085                         5,230
General and administrative,
 excluding depreciation and
 amortization                              1,339           1,460        $   664          3,463
Depreciation and amortization                513              67              -            580
Stock based compensation                       1               -              -              1
Litigation and other related costs             -               -            150            150
Relocation and other related
  costs                                        -               -            282            282
                                        ---------      ----------        -------      ---------
Total cost of revenues and
  operating expenses                       3,998           4,612          1,096          9,706
                                        ---------      ----------        -------      ---------
Operating loss                         $    (645)     $   (1,286)       $(1,096)     $  (3,027)
                                        =========      ==========        =======      =========
Privatization costs and expenses       $       -      $        -        $   506      $     506
                                        =========      ==========        =======      =========
Interest income                        $       -      $        -        $     4      $       4
                                        =========      ==========        =======      =========
Other Income, net                      $       -      $        -        $     2      $       2
                                        =========      ==========        =======      =========
Capital expenditures                   $      73      $      107        $     -      $       1
                                        =========      ==========        =======      =========
Total assets                           $  25,325      $    1,214        $     -      $  26,539
                                        =========      ==========        =======      =========




                                            For the three months ended September 30, 2002
                                     ----------------------------------------------------------
                                        Aviation
                                       e-commerce     Supplemental      Corporate
(In thousands)                          business     Nurse Staffing     and other       Total
                                     ------------    --------------    -----------   ----------
Subscription revenues                  $   1,062                                     $   1,062
Advertising                                   30                                            30
Nurse staffing services                        -      $    1,422                         1,422
Other                                         15               -                            15
                                        ---------      ----------                     ---------
  Total revenues                           1,107           3,326                         2,529
                                        ---------      ----------                     ---------
Cost of revenues, excluding
 depreciation and amortization               687           1,258                         1,945
General and administrative,
 excluding depreciation and
 amortization                                380             555        $   245          1,180
Depreciation and amortization                170              24              -            194
                                        ---------      ----------        -------      ---------
Total cost of revenues and
  operating expenses                       1,237           1,837            245          3,319
                                        ---------      ----------        -------      ---------
Operating loss                         $    (130)     $     (415)       $  (245)     $    (790)
                                        =========      ==========        =======      =========
Privatization costs and expenses       $       -      $        -        $   236      $     236
                                        =========      ==========        =======      =========
Interest income                        $       -      $        -        $     4      $       4
                                        =========      ==========        =======      =========
Other Income, net                      $       -      $        -        $    90      $      90
                                        =========      ==========        =======      =========
Capital expenditures                   $       6      $        3        $     -      $       9
                                        =========      ==========        =======      =========


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

     In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN. The consolidated lawsuit named as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleged the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleged damages of nearly $42 million. The Court certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintained a director and officer's liability insurance policy that provides $3 million of coverage, with a retention of $200,000. As of September 30, 2002, the Company had incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provided for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     In September 2002, the matter was settled and final judgment was entered by the U.S. District Court for the Southern District of Florida dismissing the case with prejudice and otherwise confirming the settlement terms contained in the Memorandum of Understanding. The settlement releases the directors, management personnel, underwriters and securities firms named as defendants in the litigation from further liability relating to the IPO; however, stockholders of 119,000 shares of PRTS opted out of the settlement, and one such stockholder has filed a lawsuit in California State Court. The Company believes that the allegations contained in this lawsuit are without merit and intends to vigorously defend this action. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, cost and fees. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The cases have been consolidated in the Southern District of Florida; however, a tentative trial date of September 2002 has been continued and no new trial date has been set. The consolidated matter was scheduled for court ordered mediation amongst the three parties in September 2002 but was canceled by the plaintiff. A new mediation date is expected to be rescheduled. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

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

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was voided by the bankruptcy court. The Company continued to occupy the premises until February 2002, at which time, the Company moved to new subleased 6,600 square feet office space in Boca Raton from an unaffiliated party. On March 26, 2002, the lessor of the former property filed a complaint for damages in the amount of $92,910 plus interest, costs and fees, representing the value of the time the Company occupied the premises from the date the sublease was voided by the bankruptcy court through the date the Company vacated the premises in accordance with rent provisions of the voided sublease. The lessor subsequently amended the complaint and the Company filed a motion to dismiss the complaint. The motion to dismiss the complaint was heard in November 2002, at which time the Court granted the plaintiff additional time to amend the complaint. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman  of the Board,  President,  CEO and majority stockholder (the

"Company's Chairman ") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control. On August 26, 2002 the Company and entities controlled by the Company's Chairman entered into a definitive agreement regarding the transaction for a per share purchase price of $1.41 per share.

     On April 16 and 17, May 8 and June 11, 2002, the Company received notices of, or had been served with, four purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other two which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 and Paul Berger vs.
PartsBase,  Inc.  et.al,  C.A.  19693  in  Delaware).  The   lawsuits   name as
defendants   the  Company  and certain of its current   officers and directors.
The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction by the Company's Chairman and a related limited partnership and to recover unspecified damages resulting from
the alleged  breach of fiduciary  duty.  The  Company  intends  to   vigorously
defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more
future  periods.  The Company  maintains a director  and  officer's   liability
insurance policy that provides $3 million of coverage, with a retention of $150,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2002, the Company recorded a litigation reserve for $150,000 to cover the expected retention. This reserve has been classified as a litigation and other related costs in the statement of operations for the nine months ended September 30, 2002.

     The two lawsuits filed in Delaware have been informally stayed pending the resolution of the lawsuits filed in Florida. In October 2002, the Florida Court approved consolidation of the two lawsuits filed in Florida as a single action. In October 2002, the parties to the Florida lawsuits entered into a Memorandum of Understanding, which provides for an agreement-in-principle to settle the class action lawsuits. The Memorandum of Understanding provides for the parties to enter a joint stipulation and such other documentation as may be required to obtain final approval of the Florida Court. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     In September 2002, the Company received notice that a complaint had been filed in the United States District Court for the Western District of Tennessee by a subsidiary of a competitor of the Company. The complaint alleges that the Company violated the Computer Fraud and Abuse Act and various related torts. The Company's counsel has filed a motion to dismiss the complaint and to transfer venue to Florida. The Company intends to vigorously defend the allegations contained in this lawsuit. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is party to a Content License and Reseller Agreement (the "Agreement") with USA Information Systems Inc. ("USAIS"), an exclusive owner of an Internet-based government parts, logistic and digital document database, whereby USAIS provides access to that database to paid subscribers through a Web site owned, operated and maintained by USAIS (the "Subscription Services"). Per the Agreement, as amended on March 15, 2001 and March 15, 2002, respectively, USAIS licenses to the Company the non-exclusive rights to resell the Subscription Services and to offer access to certain segments of the USAIS content to the Company's existing customers. The Agreement commenced on June 1, 2000 and has an initial term of three years. The Agreement will be automatically renewed for two one-year terms, unless either party notifies the other in writing of its intention not to renew the Agreement within ninety (90) days prior to the expiration of the then-current term. The Company is obligated to pay USAIS the sum of $100,000 in monthly installments during the first year of the Agreement. Beginning with the second year and continuing until the expiration of the Agreement, the Company is obligated to pay USAIS $60,000 in monthly installments. In conjunction with the amended Agreement, the Company obtained and delivered to USAIS, on March 21, 2002, an irrevocable, transferable standby Letter of Credit in the amount of $840,000, collateralized by a certificate of deposit of the same amount that is to diminish on a dollar for dollar basis as payments are made in accordance with the amended Agreement. As of September 30, 2002, the Company owed USAIS $480,000.

Proposed Privatization Transaction

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control (the "Non-Chairman's Shares"). On August 26, 2002, the Company and the entities controlled by the Company's Chairman entered into a definitive merger agreement, providing for, among other things, entities controlled by the Company's Chairman to acquire the Non-Chairman Shares at a price of $1.41 per share. The merger agreement and the consummation of the transactions contemplated thereunder are subject to, among other things, approval of the shareholders of PartsBase, Inc. In November 2002, the Company filed a Preliminary Proxy Statement and related Transaction Statement with the Securities and Exchange Commission relating to the contemplated transaction.

     As of September 30, 2002, the Special Committee has incurred $506,092 in expenses, primarily for legal and financial advice and a stipend for each of the three members of the Special Committee approved by the Company's Board of Directors. Such expenses have been classified as Privatization Expenses in the Company's Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002, respectively.

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

Overview

     We currently operate in two business segments: (i) we provide business-to-business e-commerce services for the aviation industry and (ii) since October 2001 we have provided, for a fee, registered nurses for temporary assignment to hospitals located in Broward County, Miami-Dade County, Hillsborough County, Orange County and Palm Beach County, Florida.

     We were incorporated in Texas on April 27, 1999 and prior to such date operated as a division of Aviation Laboratories, Inc. At the Company's Annual Meeting of Stockholders held on June 20, 2001, the stockholders approved an amendment to change the state of incorporation of the Company from Texas to Delaware and changed the name of the Company from PartsBase.com, Inc. to PartsBase, Inc. As a Texas corporation, the Company's shares of common stock had no par value. As a result of the reincorporation in Delaware, the Company's shares of preferred and common stock, each have a $0.001 par value and $14,004 was reclassified from Additional Paid-In Capital to Common Stock to reflect the par value of the shares of common stock outstanding at such time. No shares of preferred stock were issued or outstanding at September 30, 2002 and December 31, 2001, respectively.




     The Aviation E-commerce Business and Corporate

Results of Operations

Net Revenues

     Net revenues consist of subscription fees charged to subscribers and, to a lesser extent, banner-advertising and product listings revenue. Net revenues were $1,106,933 and $3,352,915 for the third quarter and first nine months of 2002, respectively, compared to $1,343,649 and $4,296,715 for the same periods in 2001, a decrease of 18% and 22%, respectively. During the third quarter and first nine months of 2002, PartsBase signed up 180 and 547 new subscribers at an average subscription fee of $1,985 and $2,022, respectively. During the same periods, 501 and 1,382 subscribers renewed their subscription for another year at an average subscription fee of $1,606 and $1,634, respectively. The aggregate average subscription fee of both new and renewal subscribers during the third quarter and first nine months of 2002 was $1,706 and $1,744, respectively.

     During the third quarter and first nine months of 2001, PartsBase signed up 282 and 1,435 new subscribers at an average subscription fee of $1,675 and $1,490, respectively. In addition, during the third quarter and first nine months of 2001, 427 and 1,155 members renewed their subscriptions for another year at the average renewal fee of $1,368 and $1,316 respectively. The average subscription fee increased during the 2002 nine month period over the same period in 2001, due to higher prices charged for competing services, and PartsBase's ability to offer additional value added services to its subscribers, such as government procurement data and enhanced parts search. The aggregate average subscription fee of both new and renewal subscribers during the third quarter and first nine months of 2001 was $1,547 and $1,312, respectively.

     At September 30, 2002, PartsBase had 2,375 paying subscribers as compared to 2,466 paying subscribers at June 30, 2002, 2,749 paying subscribers at March 31, 2002, 2,926 paying subscribers at December 31, 2001 and 3,315 paying subscribers at September 30, 2001. The subscriber count decreased during the second quarter of 2002 compared to the prior quarter, as former subscribers who utilized the site on a marginal basis and paid below average subscription fees did not renew their membership. Of the 1,382 subscribers who renewed their subscriptions during the first nine months of 2002, 689 represent those subscribers renewing for the second time, representing 26% of the new subscribers initially signed during the first nine months of 2000 and 48% of the new subscribers signed up during the first nine months of 2001. The Company expects that the renewal rate for third year subscriptions will be higher than that experienced for second year renewals, although there can be no assurances that future renewal rates will be higher than that experienced for the second year. A paid subscriber is defined as a member of the PartsBase web site who has purchased a subscription that is currently active, and therefore, does not include subscribers whose subscriptions have expired, or potential subscribers who are trialing the service.

     Gross revenues were $1,212,208 and $3,505,942 for the third quarter and first nine months of 2002, respectively, compared to $1,125,229 and $3,993,137 for the same periods in 2001, an increase of 8% and a decrease of 12%, respectively. The increase in gross revenue during the current quarter as compared to the same quarter of the prior year is attributable to an increase in subscription fees charged to subscribers during the current quarter. The decrease in the 2002 nine month period as compared to the comparable period of the prior year is attributable to finite number of members in the aerospace community and fewer renewals of initial subscribers who utilized the site on an infrequent basis, in 2002.

     PartsBase recognizes earned subscription and banner advertising revenue over the life of the subscription, which is typically 12 months. Gross revenue represents total subscription and advertising sales made during the period presented, for which a portion is deferred and recognized as earned. Net revenues represent that portion of gross revenues of all periods that was earned during the current period presented. Sales costs, including commissions, are expensed as incurred, and are included in the cost of revenues. Deferred revenue increased to $2,251,843 at September 30, 2002 compared to $2,207,485 at June 30, 2002, $2,308,109 as of March 31, 2002, $2,231,076 at December 31, 2001 and
$2,412,787 at September 30, 2001.

     The following table sets forth gross revenue by product line for the last five quarters, as well as operating data and sequential quarter-to-quarter revenue growth (decline) percentages for the same period.




                                                       PartsBase, Inc.
                                                     Revenue Detail by Quarter (000's)

                                    09/30/01    12/31/01    03/31/02   06/30/02     09/30/02
                                    --------    --------    --------   --------     --------
New Subscriptions                     $  492      $  381      $  451     $  298       $  357
Renewal Subscriptions                    591         833         772        682          805
Advertising                               27          26          31         46           33
Other                                     15           2           5          9           17
                                    --------    --------    --------   --------     --------
Total Gross Revenue                  $ 1,125     $ 1,242     $ 1,259    $ 1,035      $ 1,212
                                    ========    ========    ========   ========     =========
Sequential Gross Rev. Growth             -7%         10%          1%       -18%          17%
                                    ========    ========    ========   ========     =========
Total Net Revenue                    $ 1,344     $ 1,224     $ 1,158    $ 1,088      $ 1,107
                                    ========    ========    ========   ========     =========
Sequential Net Rev. Growth               -1%         -9%         -5%        -6%           2%
                                    ========    ========    ========   ========     =========
Salesperson Compensation              $  398      $  422      $  441     $  394       $  399
                                    ========    ========    ========   ========     =========
Sales Comp/Gross Revenue                 35%         34%         35%        38%          33%
                                    ========    ========    ========   ========     =========
Deferred Revenue Balance             $ 2,413     $ 2,231     $ 2,308    $ 2,207      $ 2,252
                                    ========    ========    ========   ========     =========


Cost of Revenues

     Cost  of  revenues   consists  of  compensation  for  sales  and  marketing
personnel, telephone expenses, amortization and maintenance of web site development costs, contract payments to a third party for procurement data functionality and a proportion of rent and office expenses. Compensation costs for sales and marketing personnel are incurred in the month paid while the revenue is pro-rated over the related subscription period, generally a 12-month period. Therefore, during quarters with negative gross revenue growth, gross margins will be positively impacted due to the effect of a smaller pool of sales commissions being expensed in their entirety during the quarter, whereas sales from prior quarters with larger gross revenues are being amortized over the subscription term. Costs of revenues, exclusive of depreciation and amortization, were $686,788 and $2,144,512 for the third quarter and first nine months of 2002, respectively, compared to $835,919 and $3,308,926 for the same periods in 2001. As a percent of net revenues, costs of revenues were 62% and 64% for the third quarter and first nine months of 2002, respectively, compared to 62% and 77% for the same periods in 2001. Salesperson compensation in the third quarter and first nine months of 2002 as a percentage of gross revenue was 33% and 35%, respectively. This compares to 35% and 40%, respectively, in the third quarter and first nine months of 2001. Salesperson compensation as a percentage of gross revenue is continuing to trend back downwards, as renewals, for which the commission rate is substantially lower than new subscriptions, comprise a greater portion of gross revenues.

     At September 30, 2002, PartsBase employed 43 persons in sales and customer service, compared to 83 persons at September 30, 2001. Additionally, included in cost of revenues in the third quarter and first nine months of 2002 was $180,000 and $549,050, respectively, for contract payments to a third party for government procurement data as opposed to $180,000 and $749,083 for the same periods of 2001.

General and Administrative Expenses

     For the third quarter and nine months ended September 30, 2002 , respectively, aviation e-commerce general and administrative expenses, excluding stock-based compensation expense ($0 and $1,090 in the third quarter and first nine months of 2002 and $98,610 and $276,614 for the same periods in 2001), depreciation and amortization (of $61,111 and $184,114 in the third quarter and first nine months of 2002 and $147,918 and $453,340 for the same periods in
2001) and unallocated corporate general and administrative expenses ($245,449 and $663,723 in the third quarter and first nine months of 2002 and $0 during both periods in 2001) were $379,915 and $1,339,165 in 2002 as compared to $1,293,289 and $5,302,434 in 2001, respectively; a decrease of 71% and $913,374 from the third quarter of 2001 and 75% and $3,963,269 from the first nine months of 2001.

     General and administrative expenses were 34% of net revenues, for the third quarter of 2002, and 96% of net revenues, for the third quarter of 2001, respectively, exclusive of stock based compensation expense, depreciation and amortization and unallocated corporate general and administrative expenses.

General and administrative expenses consisted primarily of personnel costs of $308,127 and $765,832, rent expense of $5,795 and $150,519, bad debt expense of $7,831 and $123,560, and other costs totaling $58,162 and $253,378 consisting of professional fees, utilities, supplies and other related administrative costs, for the third quarter of 2002 and 2001, respectively.

     General and administrative expenses were 40% of net revenues, for the first nine months of 2002, and 123% of net revenues, for the first nine months of 2001, respectively, exclusive of stock based compensation expense, depreciation and amortization and unallocated corporate general and administrative expenses. General and administrative expenses consisted primarily of personnel costs of $1,058,338 and $3,339,450, rent expense of $46,222 and $529,876 advertising costs of $17,939 and $96,843, bad debt expense of $44,968 and $674,805 and other costs totaling $171,698 and $661,460 consisting of professional fees, utilities, supplies and other related administrative costs, for the first nine months of 2002 and 2001, respectively.

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

     The Company was comprised of one business segment until October 1, 2001 with the commencement of operations of RNpartners, Inc. into the nurse staffing business. As a result , there was no corporate component prior to such time. For the quarter ended and nine months ended September 30, 2002 unallocated corporate general and administrative expenses, excluding stock-based compensation of $0 and $1,090, respectively, were $245,448 and $663,723. Corporate general and administrative expenses for the quarter ended and nine months ended September 30, 2002 consisted primarily of executive compensation of $126,796 and $376,324, professional and directors' fees of $69,015 and $176,176 and directors' and officers' liability insurance premiums of $26,375 and $67,414.

     At  September  30,  2002,   we  employed  17  persons  in   administrative,
information   technology  and  executive   management  positions  (inclusive  of
corporate positions) as compared to 28 persons at September 30, 2001.

Depreciation and Amortization

     Depreciation and amortization expenses for the quarter and nine months ended September 30, 2002 totaled $170,173 and $512,856, respectively, as compared to $197,224 and $594,440 for the similar 2001 periods. The decrease in the 2002 periods primarily results from the depreciation and amortization recorded in 2001 associated with furniture, fixtures and trailing technology computer equipment and software abandoned during the corporate relocation in 2002.

Corporate Relocation Expenses and Abandonment Costs

     As a result of the Company's former sublessor filing for bankruptcy protection in December 2001, the Company's sublease for 35,668 square feet of office space in Boca Raton was vacated by the bankruptcy court. In January 2002, the Company entered into a new sublease agreement with another unaffiliated third party for 6,600 square feet of general office space in Boca Raton. In conjunction with the move to the new and smaller office space in February 2002, the Company incurred moving expenses totaling $30,408 and abandoned furniture, fixtures and trailing technology computer equipment and software with a net book value of $251,498. Rent savings will be approximately $700,000 per annum. No additional costs were incurred during the third quarter of 2002.

Stock-Based Compensation Expense

     In connection with the issuance of employee stock options issued prior to our IPO, stock-based compensation expense of $0 and $98,610 was recognized in the third quarter 2002 and 2001, respectively, and $1,090 and $276,614 during the first nine months of 2002 and 2001, respectively. There are no remaining charges to be recognized in future periods related to pre-IPO grants as there are no non-vested options outstanding whose exercise price are below the market price on the date of grant.

Litigation and Other Related Costs

     Litigation and other related costs of $150,000 and $457,500 for the nine months September 30, 2002 and 2001, respectively, consist of a provision for $150,000 to cover expected retention costs associated with class action lawsuits the Company is party to in conjunction with a proposed "going private" transaction during the 2002 period. The 2001 expense consisted of a provision for $200,000 to cover retention costs associated with class action lawsuits the Company is party to in conjunction with the Company's March 2000 registration statement as well as $257,500 during the first six months of 2001 to settle or accrue for litigation and other related costs. The class action lawsuit relating to the Company's March 2000 registration statement has been settled pending final approval by the court. There were no litigation and related costs incurred during the quarters ended September 30, 2002 and 2001, respectively.

Privatization Expenses

     During the quarter ended June 30, 2002, the Company received three offers from three separate groups, one headed by the Company's Chairman and the other two offers from unrelated parties, to take the Company private. The Company's Board of Directors ("Board") formed a Special Committee to evaluate these offers consisting of three independent members of the Board. The Special Committee retained legal and financial advisors to assists it with the evaluation of the respective offers. The Special Committee has incurred $236,092 during the quarter ended September 30,2002 and $506,092 for the nine months ended September 30, 2002, consisting primarily of professional fees and a Board approved stipend for each member of the Special Committee.

Other Income

     Other income, net, consisting primarily of interest and dividend income, was $94,052 and $336,958 for the third quarter and nine months ended September 30, 2002, respectively, compared to $303,522 and $1,100,622 for the third quarter and nine months ended September 30, 2001, respectively. The decrease in other income, net for the current periods compared to the comparable periods of the prior year is attributable to lower cash balances and interest rates on the Company's cash equivalents.

Net Loss

     As a result of the foregoing, the net loss decreased to $517,431 and $1,909,471 for the third quarter and first nine months of 2002, compared to $777,871 and $4,542,577 for same periods in 2001.


     The Nurse Staffing Business

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2002

Net Revenues

     We commenced our nurse staffing operations on October 1, 2001. During the quarter and nine months ended September 30, 2002, we earned $1,422,560 and $3,325,672 in net revenues from the placement of our registered nurse employees working as supplemental nursing staff in hospitals in Miami-Dade County, Palm Beach County, Broward County, Hillsborough County and Orange County Florida. Approximately 55% of these revenues for the respective periods were derived from four clients. As of September 30, 2002 we provided supplemental nurse staffing services to 39 clients; none of the remaining 35 clients individually comprised in excess of 9% of the total revenues for the nine months ended September 30, 2002.

Cost of Revenues

     Cost of revenues consists of compensation for our registered nurse employees, uniforms and costs incurred in the recruitment of qualified professional healthcare professionals. For the three months ended and nine months ended September 30, 2002 our total cost of revenues totaled $1,258,411 and $3,085,514, respectively, or 88% and 93% of net revenues. Registered nurse compensation as a percentage of cost of revenues totaled 97% and 96% for the three months and nine months ended September 30, 2002. As of September 30, 2002, 103 registered nurses, affiliated with us, had worked at least one shift for the week then ended.

General and Administrative Expenses

     For the quarter and nine months ended September 30, 2002, general and administrative expenses totaled $578,765 and $1,526,781 respectively. General and administrative expenses for the quarter ended and nine months ended September 30, 2002 consisted primarily of personnel costs of $419,564 and $1,053,140 rent of $31,502 and $88,141 and other costs totaling $127,699 and $385,500 consisting of marketing expenses, bad debts, depreciation, phone and utilities, supplies and other related administrative costs, respectively. At September 30, 2002, we employed 51 persons in administrative, and executive management positions in our nurse staffing operations.

Operating Loss

     As a result of the  foregoing,  the  operating  loss  incurred  during  the
quarter  and  nine  months  ended  September  30,  2002  totaled   $414,616  and
$1,286,623.


Liquidity and Capital Resources

Financial Condition

     As of September 30, 2002, the Company had $22,594,237 of cash and cash equivalents and restricted cash totaling $480,000. At September 30, 2002, the Company had $20,791,955 of working capital.

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

Cash Flows

     Net cash used in operating activities totaled $2,565,855 for the nine months ended September 30, 2002 compared to net cash used in operating activities of $2,804,809 for the comparable period of the prior year. The current period decrease in cash used in operations as compared to the same period of last year reflects a decrease in the loss for the period of $1,346,483 offset by an increase in accounts receivable of $846,663, primarily the result of the operations of RNpartners. These items are offset by an increase of $617,911 in accounts payable primarily as a result of a significant paydown of accounts payable during the first nine months of 2001.

     Net cash provided by investing activities totaled $1,309,677 for the nine months ended September 30, 2002 compared to net cash used by investing activities of $11,544,652 for the comparable period of the prior year. The current period increase of $12,854,329 in cash provided from investing activities as compared to last year is primarily the result of a decrease in purchases of marketable debt securities totaling $13,872,550 during the prior year period as opposed to the redemption of a certificate of deposit-restricted cash of $590,000 during the first nine months of 2002.

     Net cash used in financing activities totaled $1,178 for the nine months ended September 30, 2002, compared to net cash used financing activities totaling $616,618 for the comparable period of 2001. The decrease of $615,440 in cash used during the current period as compared to last year is primarily because during the nine months ended September 30, 2002, the Company repurchased 538,120 shares of its common stock at a cost of $795,544 whereas the Company repurchased 25,700 shares of its common stock for $22,838 during the nine months ended September 30, 2002.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to the impact of interest rate changes.

Interest Rate Risk

     The primary objective of investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2002, PartsBase's portfolio consisted of investments in institutional money market funds. PartsBase's investment policy is focused on ensuring that PartsBase has liquid cash balances available to meet its day-to-day operating cash needs. The policy establishes guidelines for the investment of surplus cash balances that will maximize return with minimum credit and liquidity risk. All investments are held in U.S. dollars. Specific instruments approved for inclusion in the portfolio are limited to: obligations issued by the U.S. Treasury and U.S. Federal Agencies, obligations of U.S. commercial banks such as bankers' acceptances and certificates of deposit and obligations of major corporations and bank holding companies such as direct issue commercial paper, medium term notes and investment grade bond funds.

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


Item 4.  Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.


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

     In April and May 2001, the Company received notice of, or had been served with, four purported class action lawsuits (Foderaro vs. PartsBase.com, Inc. et al, Case No.: 01-8319 CIV- FERGUSON; IKCYBERINVESTMENTS vs. PartsBase.com, Inc. et al, Case No.: 01-8368 CIV-SEITZ; and Webb vs. PartsBase, et.al. Case No. 01-8376 CIV- GRAHAM and Jesus Martin vs. PartsBase.com, Inc. et al, Case No. 01-8526-CIV-UNGARO-BENAGES). These cases were consolidated into one action entitled, In re: PartsBase.com, Inc. Securities Litigation, Case No. 01-8319-CIV-UNGARO-BENAGES/BROWN. The consolidated lawsuit named as defendants the Company, certain of its current and former officers and directors, and the underwriters of its initial public offering of securities. The consolidated lawsuit alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and alleged the Company's March 2000 registration statement misrepresented and failed to disclose matters related to the Company's business operations and membership sales. The complaint alleged damages of nearly $42 million. The Court certified a class consisting of purchasers of the Company's common stock in the offering during the period from March 22, 2000 through April 25, 2000. The Company maintained a director and officer's liability insurance policy that provides $3 million of coverage, with a retention of $200,000. As of September 30, 2002, the Company had incurred and previously charged the retention of $200,000 to expense. In May 2002, the Company reached an agreement in principle for the settlement of the consolidated class action. The plaintiffs in the case and the defendants, entered into a Memorandum of Understanding outlining the general terms of the proposed settlement. The Memorandum of Understanding provided for, among other things, a settlement amount of $1.5 million in cash, plus interest, payable to the class under an insurance policy and for the plaintiffs' dismissal of the class action with prejudice as well as a broad form of release in favor of PartsBase and the other defendants in the class action which, among other things, will have the effect of barring all claims by the plaintiffs and the members of the class other than those who opt out, arising out of the purchase and sale of the Company's common stock in the Company's initial public offering of securities.

     In September 2002, the matter was settled and final judgment was entered by the U.S. District Court for the Southern District of Florida dismissing the case with prejudice and otherwise confirming the settlement terms contained in the Memorandum of Understanding. The settlement releases the directors, management personnel, underwriters and securities firms named as defendants in the litigation from further liability relating to the IPO; however, stockholders of 119,000 shares of PRTS opted out of the settlement, and one such stockholder has filed a lawsuit in California State Court. The Company believes that the allegations contained in this lawsuit are without merit and intends to vigorously defend this action. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.


     In July 2001, the Company was served with a lawsuit filed by an information technology vendor claiming damages resulting from the Company's alleged breach of a software sales and service contract in the amount of $126,631 plus interest, cost and fees. The Company intends to vigorously defend the allegations contained in this lawsuit. In July 2001, the Company sued the manufacturer of such software for damages totaling $220,000 as a result of software malfunction. The cases have been consolidated in the Southern District of Florida; however, a tentative trial date of September 2002 has been continued and no new trial date has been set. The consolidated matter was scheduled for court ordered mediation amongst the three parties in September 2002 but was canceled by the plaintiff. A new mediation date is expected to be rescheduled. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

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

     During May 2000 the Company entered into a sublease agreement with an unaffiliated third party for 35,668 square feet of general office space. The sublease agreement was to expire on October 31, 2006. In December 2001, the sublessor filed for bankruptcy protection and as a result, the sublease was voided by the bankruptcy court. The Company continued to occupy the premises until February 2002, at which time, the Company moved to new subleased 6,600 square feet office space in Boca Raton from an unaffiliated party. On March 26, 2002, the lessor of the former property filed a complaint for damages in the amount of $92,910 plus interest, costs and fees, representing the value of the time the Company occupied the premises from the date the sublease was voided by the bankruptcy court through the date the Company vacated the premises in accordance with rent provisions of the voided sublease. The lessor subsequently amended the complaint and the Company filed a motion to dismiss the complaint. The motion to dismiss the complaint was heard in November 2002, at which time the Court granted the plaintiff additional time to amend the complaint. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     On  April  8,  2002,   the   Company   received   a  proposal   from   the
Company's Chairman of the Board, President, CEO and majority stockholder (the "Company's Chairman") and a limited partnership controlled by the Company's Chairman to acquire the remaining shares of the Company's common stock, approximately 5,000,000 shares or approximately 36% of the shares currently outstanding that the Company's Chairman does not own or control (the "Non-Chairman's Shares"). On August 26, 2002, the Company and the entities controlled by the Company's Chairman entered into a definitive merger agreement, providing for, among other things, entities controlled by the Company's Chairman to acquire the Non-Chairman Shares at a price of $1.41 per share. The merger agreement and the consummation of the transactions contemplated thereunder are subject to, among other things, approval of the shareholders of PartsBase, Inc. In November 2002, the Company filed a Preliminary Proxy Statement and related Transaction Statement with the Securities and Exchange Commission relating to the contemplated transaction.

     On April 16 and 17, May 8 and June 11, 2002, the Company received notices of, or had been served with, four purported class action lawsuits, two of which were filed in the Circuit Court in and for Palm Beach County, Florida and the other two which was filed in the Court of Chancery of the State of Delaware ( Cliff Gordon vs. PartsBase, Inc. et.al, Case No. 024277, Hughes Rousseau vs. PartsBase, Inc. et.al Case No. 0205368 in Palm Beach County, Florida and Key Equity Investors vs. PartsBase, Inc., et.al. C.A. 19546 and Paul Berger vs.
PartsBase,  Inc.  et.al,  C.A.  19693  in  Delaware).  The   lawsuits   name as
defendants   the  Company  and certain of its current   officers and directors.
The lawsuits allege the directors have breached their fiduciary duty to the plaintiffs and the purported class and seek to enjoin the Company from entering into a proposed going-private transaction by the Company's Chairman and a related limited partnership and to recover unspecified damages resulting from
the alleged  breach of fiduciary  duty.  The  Company intends  to   vigorously
defend these actions. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more
future  periods.  The Company  maintains a director  and  officer's   liability
insurance policy that provides $3 million of coverage, with a retention of $150,000. The Company fully expects its legal expenses to exceed the retention amount. Therefore at June 30, 2002, the Company recorded a litigation reserve for $150,000 to cover the expected retention. This reserve has been classified as a litigation and other related costs in the statement of operations for the nine months ended September 30, 2002.

     The two lawsuits filed in Delaware have been informally stayed pending the resolution of the lawsuits filed in Florida. In October 2002, the Florida Court approved consolidation of the two lawsuits filed in Florida as a single action. In October 2002, the parties to the Florida lawsuits entered into a Memorandum of Understanding, which provides for an agreement-in-principle to settle the class action lawsuits. The Memorandum of Understanding provides for the parties to enter a joint stipulation and such other documentation as may be required to obtain final approval of the Florida Court. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.


     In September 2002, the Company received notice that a complaint had been filed in the United States District Court for the Western District of Tennessee by a subsidiary of a competitor of the Company. The complaint alleges that the Company violated the Computer Fraud and Abuse Act and various related torts. The Company's counsel has filed a motion to dismiss the complaint and to transfer venue to Florida. The Company intends to vigorously defend the allegations contained in this lawsuit. The Company believes the resolution of this matter will not have a material impact upon the Company's consolidated financial statements, results of operations or cash flows.

     The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations, or cash flows.


Item 2.  Changes in Securities

     During the nine months ended September 30, 2002, the Company repurchased 25,700 shares of its common stock in the open market at an aggregate purchase price of $22,838, inclusive of brokerage fees. All of these shares were retired as of March 15, 2002.

     In June 2002, a former officer of the Company exercised fully vested options to purchase 34,382 shares of the Company's common stock at a purchase price of $21,660.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None


Item 6.   Exhibits and Reports on Form 8-K

        (1)  Exhibits
            (a)  Exhibit 99.1-Safe Harbor Compliance Statement
            (b)  Exhibit  99.2-Certification  by  Chief  Executive  Officer  and
                  Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 14, 2002            /s/ Robert A. Hammond
                                    ---------------------
                                        ROBERT A. HAMMOND, JR.
                                        President, Chief Executive Officer,
                                           And Chairman
                                        (Principal Executive Officer)



Date:  November 14, 2002            /s/ Mark Weicher
                                    ----------------
                                        MARK WEICHER
                                        Chief Financial Officer
                                        (Principal Financial Accounting Officer)

                           Certifications Pursuant to
                                 Section 302 of
                         the Sarbanes-Oxley Act of 2002

I, Robert A. Hammond, Jr. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PartsBase, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November  14, 2002
                                          /s/Robert A. Hammond, Jr.
                                          --------------------------
                                             Robert A. Hammond, Jr.
                                             Chief Executive Officer, President

                                  CERTIFICATION

I, Mark Weicher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PartsBase, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                       /s/ Mark Weicher
                                       ----------------
                                           Mark Weicher
                                           Chief Financial Officer

                                 PARTSBASE, INC.

                                Index to Exhibits


Title                                                                Exhibit No.
---------------------------------------------------                  -----------
Safe Harbor Compliance Statement                                            99.1
Certification by Chief Executive Officer and Chief
 Financial Officer Pursuant to Section 906 of the
 Sarbanes - Oxley Act of 2002                                               99.2

                                                                    Exhibit 99.1

                        SAFE HARBOR COMPLIANCE STATEMENT


     The Company believes that the following risks could cause the Company's actual results to differ materially.

The Aviation E-commerce Business

     We have never been profitable, anticipate continued losses and cannot guarantee profitability in the future. We have never been profitable and expect to continue to incur operating losses until at least the end of fiscal 2002. We may be unable to ever achieve profitability in the future. We have incurred net consolidated losses in each accounting period since we began operations in April 1996, including net losses attributable to common shareholders of $3,196,094, $5,612,233, $13,453,981, $7,815,409 ($5,913,034 before consideration of the value of a preferred stock beneficial conversion feature) during the first nine months of 2002 and for calendar years 2001, 2000 and 1999, respectively. Although revenues have grown in recent periods, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

                                                                  Exhibit 99.2


                            CERTIFICATION PUSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, subsections (a) and (b) of Section 1350, Chapter 63 of Title 18of the United States Code, each of the undersigned officers of PartsBase, Inc. (the "Company") does hereby certify, to such officer's knowledge that:

     (1) The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in this Report fairly presents in all material respects, the financial condition and results of operations of the Company.


                                            /s/Robert A. Hammond, Jr.
                                            -------------------------
                                            Robert A. Hammond, Jr.
                                            Chief Executive Officer
                                            November 14, 2002


                                            /s/Mark Weicher
                                            ---------------
                                            Mark Weicher
                                            Chief Financial Officer
                                            November 14, 2002